Form 10QSB
period 1996-03-31
ZEITGEIST WERKS INC
filed 1996-05-21
CIK 849291

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                       Commission File Number: 0-23780

                             ZEITGEIST WERKS, INC.
      ----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           Nevada                                      84-1107138
- ----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

      3960 Ince Boulevard, Second Floor, Culver City, California 90222
      ----------------------------------------------------------------
         (Address of principal executive offices including zip code)

                               (310) 815-8002
                         --------------------------
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of May 15, 1996, 13,312,100 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X


                            ZEITGEIST WERKS, INC.

                                   INDEX

PART I.  FINANCIAL INFORMATION                              Page No.

Item 1.  Financial Statements

         Balance Sheets as of March 31, 1996
         and December 31, 1995                                  3

         Consolidated Statements of Operations for the
         Three Months Ended March 31, 1996 and 1995,
         for the year ended 12/31/95, and from August 15,
         1986 (Date of Inception) through December 31, 1995     4

         Statements of Cash Flows for the Three
         Months Ended March 31, 1996 and 1995, from
         August 15, 1986 (Date of Inception) through
         March 31, 1996 and for the year ended 12/31/95
         for Zeitgeist, Inc.                                    5

         Notes to Financial Statements                          6

Item 2.  Management's Discussion and Analysis
         or Plan of Operations                                  7

PART II. OTHER INFORMATION                                      8

         Signatures                                             8

                           ZEITGEIST WERKS, INC.
                       (A Development Stage Company)

                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                  ASSETS
                                                    March 31,    December 31,
                                                      1996           1995
                                                    ---------    -----------
ASSETS

Current Assets:
  Cash                                              $ 135,502     $ 231,254

Total Current Assets                                  135,502     $ 231,254

Furniture and Equipment:                                7,506
  Depreciation                                           (417)

Total Furniture and Equipment                           7,089             0

Other Assets:
  Loan to officer                                      50,000
  Deposits                                                660

TOTAL ASSETS                                        $ 193,251     $ 231,254

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                  $  22,212     $  19,601
  Loans                                               299,996       299,996

Total Current Liabilities                             322,208       319,597

Stockholders' Equity:
  Common Stock, $.0001 par value,
  75,000,000 shares authorized
  13,158,100 and 210,229 shares issued
  and outstanding                                       1,316            21

Additional paid-in capital                            248,608       249,902

Retained Earnings                                    (378,880)     (338,266)

Total Stockholders' Equity                           (128,956)      (88,343)

Total Liabilities and Stockholders' Equity          $ 193,251     $ 231,254

NOTE: The December 31, 1995 balances are adjusted to reflect the acquisition of Zeitgeist, Inc.

The accompanying notes are an integral part of the financial statements.


                            ZEITGEIST WERKS, INC.
                        (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                                                     From
                                                        Year       Inception
                                 Three Months Ended     Ended      8/15/86 to
                                  3/31/96   3/31/95    12/31/95     12/31/95
                                 --------   --------   --------    ----------
Revenues                         $  1,000   $     0    $      0    $  26,662

  Total Revenues                 $  1,000   $     0    $      0    $  26,662

General & Administrative
 Expenses:
  Consulting                     $ 20,416   $ 4,500    $ 82,000    $ 185,200
  Bad Debt Expense                                                    75,000
  Depreciation                        417         0           0
  Fees & licenses                               400         856        6,121
  Legal & accounting                4,778         0       1,733       21,453
  Office Expense                    8,760         0       3,000
  Other G & A                       3,053     1,059       3,516       16,251
  Rent                                500       750       3,069       19,200
  Travel                            3,690         0           0       11,703
  Write off investment                                                30,000

TOTAL G & A                        41,614     6,709      94,174      364,928

Income (Loss) from Operations     (40,614)   (6,709)    (94,174)    (338,266)

Other Income (Expense)                  0         0           0            0

Net Income (Loss)                 (40,614)   (6,709)    (94,174)    (388,266)

The accompanying notes are an integral part of the financial statements.


                            ZEITGEIST WERKS, INC.
                        (A Development Stage Company)

                          STATEMENTS OF CASH FLOWS

                                                         From
                                                       Inception
                              For the 3 Months Ended   8/15/86 to  Zeitgeist,
                                3/31/96     3/31/95     12/31/95      Inc.
                              (Unaudited) (Unaudited)  (Unaudited)  12/31/95

Cash Flows from operations:
  Net income(loss)              $(40,614)   $(6,708)   $(338,266)   $(70,202)
Noncash items:
  Bad Debts                                               75,000
  Write-off Investment                                    30,000

Changes in Assets &
  Liabilities:
  Increase(decrease) in A/P        2,611      3,272       19,601
  Increase(decrease)
    in Other Assets              (50,660)
 Increase in Equipment            (7,089)         0            0
 Loans                                                   299,996     299,996

Cash from operating
  activities                     (95,752)    (3,436)      86,331     229,794

Cash flow from investing:
  (Increase) in Notes
    Receivable                                           (75,000)
  Inv. In unrelated Co.                                  (30,000)

                                       0          0     (105,000)          0

Cash from financing activities:
  Sale of common stock                 0          0      309,450         100
  Costs of offering                                      (59,527)

Cash from financing activities         0          0      249,923         100

Net change in cash               (95,752)    (3,436)     231,254     229,894

CASH, BEGINNING                  231,254      5,959            0           0

CASH, ENDING                     135,502      2,523      231,254     229,894

The accompanying notes are an integral part of the financial statements.


                            ZEITGEIST WERKS, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                          March 31, 1996 (Unaudited)

Note A - Summary of Significant Accounting Policies

ORGANIZATION

     Zeitgeist Werks, Inc. (the "Company") was incorporated under the laws of the State of Colorado on August 15, 1986 under the name Fata Morgana, Inc. On September 15, 1988, the Company amended its articles of incorporation to change its name to Edinburgh Capital, Inc.

     During April, 1994 the Company effected a 1 for 300 reverse stock split and on February 23, 1996 the Company effected a 3.13 for 1 forward split. All financial information and share data in this Report give retroactive effect to these two stock splits.

     On February 23, 1996 the Company changed its name to Zeitgeist Werks, Inc. On February 24, 1996, the Company acquired all of the issued and outstanding shares of Zeitgeist Inc. in exchange for 12,500,000 shares of its common stock.

     On April 5, 1996 the Company entered into an agreement to acquire MediaX. If the transaction is closed the Company will issue 2,037,500 shares of its common stock to the shareholders of MediaX and pay $350,000 in cash to such shareholders at closing. The transaction had not closed as of May 20, 1996.

INCOME TAXES

     The Company has recorded no income tax benefit because it has incurred losses since its inception. Net operating losses can be carried forward for fifteen years.

NET LOSS PER SHARE

     The net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

DEFERRED OFFERING COSTS

     Costs incurred in connection with the public offering were charged against common stock proceeds.

Note B - Preferred Stock

     The Company is authorized to issue 10,000,000 shares of preferred stock with a $.0001 par value. The preferred stock may be issued by the Board of Directors in one or more series. The Board shall determine the distinguish-ing features in each, including preferences, rights and restrictions, by reso-lution upon the establishment of such series.

                                 ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The Company's financial condition improved during late 1995 when it received a loan of approximately $300,000. Since that time the Company has devoted its efforts towards certain strategic acquisitions and product development.

     On April 5, 1996 the Company entered into an Agreement and Plan of Reorganization with MediaX which provides for the merger of Media X into Zeitgeist, Inc., a wholly-owned subsidiary of the Company. The closing of this transaction was scheduled for May 4, 1996 and has subsequently been extended. The transaction is the subject of due diligence by both parties and the approval by the board of directors of both parties. If the transaction is closed, the Company will issue 2,037,500 shares of its common stock to the shareholders of MediaX and pay $350,000 in cash to such shareholders at closing. The Company would also have a contingent obligation to pay up to an additional $200,000 based on the achievement of certain income requirements in the future. The Company would also be required to issue an undetermined amount of stock options to the employees of MediaX. In connection with the agreement, Assisi Limited Partnership, the Company's largest shareholder, has agreed to sur-render for cancellation at least 2,037,500 shares of common stock on the closing.

     The Company is in the process of raising additional funds to pay for the MeadiaX transaction and for its strategic growth. The outcome of these efforts is critical to the Company's future and management is unable to determine the likelihood of success of these efforts.

      There are no meaningful comparisons which can be made between the results for the three months ended March 31, 1996 and March 31, 1995 because there were no business activities in either the Company or Zeitgeist, Inc. in the three months ended March 31, 1995.

     Net income for the three months ended March 31, 1996 compared to March 31, 1995 reflected an increased loss from ($6,709) to ($40,614). This increase was due to the increase in personnel and costs associated with implementing the Company's growth plans.

     At March 31, 1996, the Company had no material commitments for capital expenditures.

                          PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A Form 8-K dated February 24, 1996 was filed which reported under Items 1 and 2 the acquisition of Zeitgeist, Inc. and the resulting change in control of the Company.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ZEITGEIST WERKS, INC.


                                    By:/s/ Nancy Poertner
                                       Nancy Poertner, President and
                                       Chief Financial Officer

Date: May 20, 1996