Form 10QSB
period 1996-06-30
MEDIAX CORP
filed 1996-08-19
CIK 849291

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

                       Commission File Number: 0-23780

                             MEDIAX CORPORATION
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

                      ZEITGEIST WERKS, INC.
- ------------------------------------------------------------------
(Former name, address or fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

As of August 19, 1996, 13,312,100 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                           MEDIAX CORPORATION
                       (A Development Stage Company)

                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                                     For the Period Ended
                                                    June 30,     December 31,
                                                      1996           1995
                                                    ---------    -----------
                              ASSETS
Current Assets:
  Cash                                              $  99,839    $ 231,254
  Accounts Receivable                                     450            0
  Prepaid Assets                                        1,298            0

Total Current Assets                                  101,587    $ 231,254

Fixed Assets:
  Equipment, Furniture, Improvements                  290,778            0
    Depreciation & Amortization                       (60,041)           0

Total Furniture and Equipment                         230,737            0

Other Assets:
  Loan to officer                                      50,000            0
  Goodwill Net of Amortization                        152,852            0
  Deposits                                              1,096            0

TOTAL ASSETS                                        $ 536,272    $ 231,254

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                  $       0    $  19,601
  Loans                                                83,575      299,996
  Current Portion of Capital lease                     11,615            0

Total Current Liabilities                              94,190      319,597

Long Term Liabilities:
  Capital Lease                                         8,098            0
  Payable for Acquisition of MediaX                   350,000            0

Total Liabilities                                     452,288      319,597

Stockholders' Equity:
  Common Stock, $.0001 par value,
  75,000,000 shares authorized,
  13,158,100 and 210,229 shares issued                  1,331           21

Additional paid-in capital                            556,589      249,902

Retained Earnings                                    (338,266)    (338,266)
Current Period Net Income(Loss)                      (135,670)           0

Total Stockholders' Equity                             83,984      (88,343)

Total Liabilities and Stockholders' Equity          $ 536,272    $ 231,254

The accompanying notes are an integral part of this statement.

                           MEDIAX CORPORATION
                        (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                       For the                 For the
                                   Six Months Ended      Three Months Ended
                                  6/30/96    6/30/95     6/30/96    6/30/95
                                 ---------  ---------   ---------  ---------
Income:

  Contract Income                $      16  $       0   $      16  $       0
  Interest Income                        0          0           0
  Miscellaneous Income               1,000          0           0          0

    Total Income                     1,016          0          16          0

Cost of Goods Sold                   6,280          0       6,280          0

  Gross Profit                      (5,264)         0      (6,264)         0

Expenses:

  Consulting Fees                   30,016      9,000       9,600      4,500
  Bad Debts                              0          0           0          0
  Depreciation/Amortization          1,639          0       1,222          0
  Fees & Licenses                        0        304           0        304
  Legal & accounting                14,434          0       9,656          0
  Office Expense                    34,222          0      25,462          0
  Other G & A                        1,332      1,695      (1,251)       238
  Rent                               3,391      1,500       2,390        750
  Travel & Entertainment             3,319          0         130          0
  Other Exp. - Interest              8,519          0       8,049          0

    Total Expenses                 130,407     12,499      88,793      5,792

  Net Income(Loss)                (135,671)   (12,499)    (95,057)    (5,792)

Weighted average
  Number of shares              11,000,122    210,229   8,842,143    210,229

Loss per common share               ($0.01)     ($.06)     ($0.03)    ($0.03)

The accompanying notes are an integral part of this statement.

                            MEDIAX CORPORATION
                        (A Development Stage Company)

                          STATEMENTS OF CASH FLOWS

                                            For the Six Months Ended
                                              6/30/96      6/30/95
                                            (Unaudited)  (Unaudited)

Cash Flows from operations:
  Net income(loss)                           $(127,670)   $ (12,499)

Noncash items:
  Bad Debts                                          0            0

Changes in Assets & Liabilities:

  (Increase)decrease in A/R                       (450)           0
  (Increase)decrease in Prepaid Assets          (1,298)           0
  (Increase)decrease in Equipment              (13,676)           0
  (Increase)decrease in Loans Receivable
  Increase(decrease) in A/P                    (19,601)       8,521
  (Incresae)decrease in Other Assets           (51,096)           0
  Increase(decrease) in Loans Payable           58,073            0
  Increase(decrease) in Curr Lease              11,615            0

Cash from operating activities                (144,103)      (3,978)

Cash flow from investing:
  (Increase)decrease Goodwill - MediaX        (152,852)           0
  (Increase)decrease in Equip. - MediaX       (217,061)           0

                                              (369,913)           0

Cash from financing activities:
  LT debt - MediaX                             350,000            0
  Increase(decrease) in LT Lease-MediaX          8,098            0
  Increase(decrease) in Loans-MediaX            24,502            0

Cash from financing activities                 382,600            0

Net change in cash                            (131,416)      (3,978)

  CASH, BEGINNING                              231,254        5,959

    CASH, ENDING                                99,838        1,981

The accompanying notes are an integral part of this statement.

                            MEDIAX CORPORATION
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                          June 30, 1996 (Unaudited)

Note A - Summary of Significant Accounting Policies

ORGANIZATION

     MediaX Corporation (the "Company") was incorporated under the laws of the State of Colorado on August 15, 1986 under the name Fata Morgana, Inc. On September 15, 1988, the Company amended its articles of incorporation to change its name to Edinburgh Capital, Inc.

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

     On June 27, 1996 the Company acquired all of the issued and outstanding common stock of MediaX in exchange for 2,037,500 shares of its common stock. The Company also agreed to pay $350,000 in cash to the MediaX shareholders.
On the closing, Assisi Limited Partnership, one of the Company's principal shareholders, surrendered for cancellation 2,037,500 of its shares of Common Stock. On August 16, 1996, the Company changed its name to MediaX Corporation.

INCOME TAXES

     The Company has recorded no income tax benefit because it has incurred losses since its inception. Net operating losses can be carried forward for fifteen years.

NET LOSS PER SHARE

     The net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

GOODWILL

     The Company recognized Goodwill as the result of the acquisition of MediaX. Goodwill will be amortized over a period of sixty months.

Note B - Preferred Stock

     The Company is authorized to issue 10,000,000 shares of preferred stock with a $.0001 par value. The preferred stock may be issued by the Board of Directors in one or more series. The Board shall determine the distinguishing features in each, including preferences, rights and restrictions, by resolution upon the establishment of such series.

                                 ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The Company's financial condition improved with the conversion of its $299,000 loan into 150,000 shares of common stock and the acquisition of MediaX.

     MediaX is a multimedia production studio. Based in Santa Cruz, California, MediaX for the past three years has produced interactive multimedia titles for MCA Entertainment and EMI/Capitol, and has created works for Toshiba, Dow Jones, Apple Computer, New-Line Cinema, and I-Werks Entertainment.

     With the acquisition of MediaX, which was completed on June 27, 1996, the Company retired 2,037,500 shares from its largest shareholder and then the Company issued 2,037,500 shares to the shareholders of MediaX. The Company has an obligation to pay a $350,000 to the shareholders of MediaX. Additionally, the Company issued stock options and it has a contingent obligation to pay up to an additional $200,000 based on the achievement of certain income requirements in the future.

     The Company is in the process of raising additional funds to pay for the MeadiaX transaction and for its strategic growth. The outcome of these efforts is critical to the Company's future and management is unable to determine the likelihood of success of these efforts.

      There are no meaningful comparisons which can be made between the results for the six months ended June 30, 1996 and June 30, 1995 because there were no business activities in either the Company or Zeitgeist, Inc. in the six months ended June 30, 1995.

     Net income for the six months ended June 30, 1996 compared to June 30, 1995 reflected an increased loss from ($5,792) to ($87,056). This increase was due to the increased personnel, costs associated with implementing the Company's business plan, and a four day period reflecting costs incurred subsequent to the acquisition of MediaX.

     At June 30, 1996, the Company had no material commitments for capital expenditures.

                         PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A Form 8-K dated June 27, 1996 was filed which reported under Items 1, 2 and 7 the merger of MediaX, a California corporation, with Zeitgeist, Inc., the Company's wholly-owned subsidiary.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MEDIAX CORPORATION

                                    By:/s/ Nancy Poertner
                                       Nancy Poertner, President and
                                       Chief Financial Officer
Date: August 19, 1996