Form 10QSB
period 1996-09-30
MEDIAX CORP
filed 1996-11-19
CIK 849291

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                       Commission File Number: 0-23780

                             MEDIAX CORPORATION
      ----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           Nevada                                      84-1107138
----------------------------                ---------------------------------
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

                            Yes X             No___

As of September 30, 1996, 13,312,100 shares of common stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                           MEDIAX CORPORATION
                      (A Development Stage Company)

                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                                    For the Period Ended
                                                 September 30,   December 31,
                                                     1996           1995
                                                 ------------    -----------
          ASSETS

Current Assets:
  Cash                                           $  54,539       $ 231,254
  Accounts Receivable                                  794             344
  Prepaid Assets                                     1,298               0

Total Current Assets                                56,631       $ 231,498

Fixed Assets:
  Equipment, Furniture, Improvements               281,553               0
    Depreciation & Amortization                    (64,252)              0

Total Furniture and Equipment                      217,301               0

Other Assets:
  Loan to officer                                  100,000          50,000
  Goodwill Net of Amortization                     153,424               0
  Deposits                                             436               0

Total Other Assets                                 253,860          50,000

TOTAL ASSETS                                     $ 527,792       $ 281,498
                               (Continued)

The accompanying notes are an integral part of this statement.

                           MEDIAX CORPORATION
                      (A Development Stage Company)

                  CONSOLIDATED BALANCE SHEETS - CONTINUED
                               (Unaudited)

                                                    For the Period Ended
                                                 September 30,   December 31,
                                                     1996           1995
                                                 ------------    -----------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                               $  36,999       $  17,627
  Loans                                            209,531         319,250
  Current Portion of Capital lease                  11,615               0

Total Current Liabilities                          258,145         336,877

Long Term Liabilities:
  Capital Lease                                      3,589               0
  Payable for Acquisition of MediaX                350,000               0

Total Liabilities                                  611,734               0

Stockholders' Equity:
Common Stock                                       308,021              21

Additional paid-in capital                         249,902         249,902

Retained Earnings (Deficit)                       (641,865)       (305,302)

Total Stockholders' Equity                         (83,942)        (55,379)

Total Liabilities and Stockholders' Equity       $ 527,792       $ 281,498

The accompanying notes are an integral part of this statement.

                           MEDIAX CORPORATION
                        (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                       For the                 For the
                                  Nine Months Ended      Three Months Ended
                                  9/30/96    9/30/95     9/30/96    9/30/95
                                 ---------  ---------   ---------  ---------
Revenue

  Contract Revenue               $ 141,067  $       0   $ 141,051  $       0
  Interest Income                      530          0         530
  Miscellaneous Income                 194          0        (806)         0

    Total Income                   141,791          0     140,775          0

Cost of Goods Sold                 135,408          0     129,128          0

  Gross Profit                       6,383          0      11,647          0

Expenses:

  Consulting Fees                   53,754     13,500      23,736      4,500
  Bad Debts                              0          0           0          0
  Depreciation/Amortization          6,000          0       4,361          0
  Fees & Licenses                        0        504           0        200
  Legal & accounting                21,977          0       7,543          0
  Office Expense                    34,222          0      70,025          0
  Other G & A                       47,178      1,978      45,846        283
  Rent                              11,124      2,250       7,733        750
  Salaries                          83,333                 49,798
  Travel & Entertainment             8,922          0       5,603          0
  Other Exp. - Interest              6,408          0      (2,111)         0

    Total Expenses                 342,943     18,232     212,534      5,733

  Net Income(Loss)                (336,500)   (18,232)   (200,887)    (5,733)

Weighted average
  Number of shares              11,000,122    210,229  13,312,100    210,229

Loss per common share               ($0.03)     ($.09)    ($0.02)     ($0.03)

The accompanying notes are an integral part of this statement.

                           MEDIAX CORPORATION
                      (A Development Stage Company)

                         STATEMENTS OF CASH FLOWS

                                           For the Nine Months Ended
                                              9/30/96      9/30/95
                                            (Unaudited)  (Unaudited)

OPERATING ACTIVITIES
Net income(loss)                             $(336,560)   $ (18,232)

Changes in Assets & Liabilities:

  (Increase)decrease in A/R                       (450)           0
  (Increase)decrease in Prepaid Assets          (1,298)           0
  (Increase)decrease in Equipment                    0            0
  (Increase)decrease in Loans Receivable             0
  Increase(decrease) in A/P                     19,372       13,771
  (Increase)decrease in Other Assets           (50,436)           0
  Increase(decrease) in Loans Payable         (109,719)           0
  Increase(decrease) in Current Lease           11,615            0

Cash provided by (used in)
  operating activities                        (467,476)      (4,461)

INVESTING ACTIVITIES:
  (Increase)decrease Intangibles              (153,424)           0
  (Increase)decrease in Equipment             (217,061)           0

Cash (used in) investing activities           (370,725)           0

FINANCING ACTIVITIES:
  LT debt - MediaX                             350,000            0
  Increase(decrease) in LT Lease                 3,586            0
  Increase(decrease) in Common Stock           308,000            0
  Increase(decrease) in loans-Mediax X               0

Cash provided by financing activities          661,586            0

Net increase (decrease) in cash               (176,615)      (4,461)

  CASH, BEGINNING                              231,154        5,959

  CASH, ENDING                                  54,539        1,498

The accompanying notes are an integral part of this statement.

                            MEDIAX CORPORATION
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
                        September 30, 1996 (Unaudited)

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

                                 ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

On June 27, 1996, the Company completed a transaction in which MediaX, a California corporation, was merged with and into the Company's wholly-owned subsidiary, Zeitgeist, Inc. ("Zeitgeist"). The Company issued a total of 2,037,500 shares of its Common Stock to the shareholders of MediaX at the Closing, and Assisi Limited Partnership surrendered for cancellation 2,037,500 of its shares of Common Stock.

MediaX is a multimedia production studio. Based in Santa Cruz, California, MediaX for the past three years has produced interactive multimedia titles for MCA Entertainment and EMI/Capitol, and has created works for Toshiba, Dow Jones, Apple Computer, New-Line Cinema, and I-Werks Entertainment.

All of the contract revenue and nearly all of the expenses during both the three and nine month periods ended September 30, 1996 are related to the multimedia production business which was acquired in the transaction with MediaX.

Prior to the acquisition of MediaX, the Company's business activities were very limited. Therefore, there are no meaningful comparisons which can be made between the results for the three months and nine months ended September 30, 1996 and September 30, 1995 because there were no business activities in the Company in the three and nine months ended September 30, 1995.

At September 30, 1996, the Company had a working capital deficit of approximately ($201,514), as compared to a working capital deficit of ($105,379) on December 31, 1995. The most significant use of cash has been the net loss for the nine months of $336,560. The Company is in the process of raising additional funds to finance the growth of the Company. The outcome of these efforts is critical to the Company's future and management is unable to determine the likelihood of success of these efforts.

At September 30, 1996, the Company had no material commitments for capital expenditures.

                         PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit 27 - Financial Data Schedule:  Filed herewith electronically

    (b)  Reports on Form 8-K.

         The Registrant filed Amendment No. 2 to its Current Report on Form 8-K dated February 24, 1996, reporting information under ITEM 7. FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    MEDIAX CORPORATION

                                    By:/s/ Nancy Poertner
                                       Nancy Poertner, President and
                                       Chief Financial Officer
Date: November 19, 1996