Form 10KSB
period 1996-12-31
MEDIAX CORP
filed 1997-04-25
CIK 849291

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year ended:  December 31, 1996

                       Commission File No. 0-23780

                           MEDIAX CORPORATION
      ---------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in its Charter)

           Nevada                             84-1107138
-------------------------------  --------------------------------------
(State or Other Jurisdiction of (I.R.S. Employer Identification Number) Incorporation or Organization)

      8522 National Boulevard, Suite 110, Culver City, California 90232
      -----------------------------------------------------------------
        (Address of Principal Executive Offices, Including Zip Code)

                             (310) 815-8002
                       --------------------------
                       Issuer's Telephone Number

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

                SHARES OF COMMON STOCK, $.0001 PAR VALUE

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $294,184.

The aggregate market value of the Issuer's Common Stock, $.0001 Par Value, held by non-affiliates of the Issuer, based on the closing sale price of the Common Stock on April 8, 1997 as reported on the OTC Bulletin Board, was $4,755,581.

As of April 8, 1997 there were 14,162,139 shares of the Issuer's Common Stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     MediaX Corporation (the "Registrant" or the "Company") was incorporated under the laws of the State of Colorado on August 15, 1986 under the name Fata Morgana, Inc. On September 15, 1988, the Company changed its name to Edinburgh Capital, Inc. On May 13, 1994, the Company merged into Edinburgh Capital, Inc. (a Nevada corporation) in order to change its state of domicile to Nevada.

     The Company was originally formed for the primary purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. From inception through the date of completion of its initial public offering of securities, the Company's activities were directed toward the acquisition of operating capital.

     The Company completed its initial public offering in October, 1989, receiving net proceeds of approximately $245,000 from the sale of 30,000 Units (each Unit consisting of 1,000 shares of the Company's no par value common stock, and 100 common stock purchaser warrants exercisable at $.02) at $10 per Unit. The warrants expired in 1992.

     During April 1994, the Company effected a 1 for 300 reverse stock split and on February 23, 1996, the Company effected a 3.13 for 1 forward stock split. All financial information and share data in the remainder of this Report give retroactive effect to these two stock splits.

     On February 23, 1996, the name of the Company was changed to Zeitgeist Werks, Inc. On February 24, 1996, the Company acquired all of the issued and outstanding shares of Zeitgeist, Inc., a Nevada corporation, in exchange for 12,500,000 shares of its common stock.

     On June 27, 1996, MediaX, a California corporation, was merged into Zeitgeist, Inc., and the Company issued 2,037,500 shares of its common stock to the former shareholders of MediaX. On August 16, 1996 the Company changed its name to MediaX Corporation.

     The Company is engaged in the business of developing multimedia products, primarily on a contract basis. These products are developed for the personal computer market and are primarily designed for entertainment and informational purposes. MediaX maintains its offices in Culver City and Santa Cruz, California and has approximately 15 employees.

DESCRIPTION OF BUSINESS

     As a result of the Company's acquisition of all of the issued and outstanding shares of Zeitgeist, Inc. and MediaX, the Company now has new management and a new business plan. The Company is engaged in the business of developing, publishing and distributing interactive CD-ROM and Internet content for the expanding multimedia market. Management believes that due to the varied and extensive expertise of its President and outside director in the areas of artist and record company management, film production, software development and distribution and proprietary technology development, the Company will bridge the entertainment and technology markets.

     The Company will operate primarily in multimedia services and product development. It is currently in the process of developing creative authoring tools, obtaining rights to intellectual properties, producing, publishing and distributing multimedia software and content. The Company intends to maintain strict control of both quality and costs and to retain profit margins that are traditionally dispersed across many small companies, by taking a comprehensive approach to production and distribution of its products.

PRINCIPAL PRODUCTS AND SERVICES

     The Company develops, produces and markets software products for the information/entertainment and development tool sector of the software industry in the form of software distributed on floppy disks and CD-ROM's. Two recently released CD-ROM entertainment products are "On the Road with BB King" and "Queensryche's Promised Land", and they are being distributed by MCA and EMI Records, respectively. The gold master (a completed product subject to final testing by the manufacturer or customer) of a product called "Surf & Destroy" has been delivered to Grolier Interactive. At this point in time it is questionable that it will be released, since Grolier is in the process of closing down (or at least drastically reducing) its game department.

     MediaX was selected by Apple Computer to produce the Welcome Experience for their limited edition Twentieth Anniversary Macintosh which was introduced on March 19, 1997. MediaX developed the production to capitalize on the Twentieth Anniversary Macintosh's extreme multimedia capabilities. The multimedia presentation features leading-edge animation, digital video, interactive 3D graphics, original soundtrack and theater quality audio.

     During December 1996, the Company signed an Electronic Rights License Agreement with Newspeak Media, Inc., which grants the Company the production and exclusive publishing rights for George Orwell's novel "1984" dubbed "Big Brother" in consideration for an agreed upon royalty. Production has commenced and the product is expected to be released into the market in late 1997 or early 1998.

     The Company has signed a contract with Peter Norton and Verbum for the exclusive distribution rights for a series of five CD-ROM's. The first CD-ROM will be called "Peter Norton's PC Guru." The Company has commenced work on the first product out of the series and it is expected to be released late in 1997. Peter Norton's PC Guru is a Windows 3.1 and Windows 95 CD-ROM developed specifically to help PC owners understand and use their computer systems, to enhance both work and home life, and to get support when a problem or question arises. It will introduce the user to key hardware internals and available software solutions for common personal and professional applications through illustrated, animated tutorials, and hands-on experience with demonstration versions of popular software products included on the disc. Software update, support and other current information will be provided to owners of the CD via "hot-links" to active third party Internet Web sites and a specific companion PC Guru website. The information provided on the disc will be comprehensive and accurate, from top technical experts. The major sections of the disc cover system software and hardware, peripheral devices, major application categories (such as "creativity" and "learning"), troubleshooting, hands-on demonstration software applications, and usable utilities and system customizing elements such as background graphics and start-up sounds. The additional ability to connect directly from the CD-ROM to major Internet sites will assure that the user, even long after the purchase of the CD-ROM, will always have the opportunity to bring his knowledge up-to-date and in addition, take advantage of many existing down load opportunities for free software on the Internet.

     The Company is in the early development stage for Media Manager. Multimedia, Internet and traditional text processing and desktop or printing productions (accessing data on existing networks or archives, such as legal or medical documents) almost always involve many individuals or groups of people with various talents and specialties. Often times these groups work together on one project, either within the same location or in separate locations, connected through LANs or wide area networks. A single multi media production for example can consist of 6,000 to 20,000 files consisting of graphic bitmap images, sound files and animation. Keeping track of those files or more importantly, managing modifications to various files and keeping track of which individual or group is actually working on a file or a set of files at any given time can be a never-ending and cost intensive task for production companies, law firms or any large corporation. An absolute crucial task is indexing, sharing, retrieving and maintaining such files and their multiple versions. The objective of Media Manager is to manage this process by cataloging all work, automatically keeping historical information and maintaining strict version control.

     Media Manager should administrate this task in a very transparent and visual manner, reproducing thumbnails of graphic images, sound files and text and spreadsheet files among others. File access will be achieved by simply double clicking those images. Media Manager should store digital data of any kind in a proprietary storage system, manage and version control it and create a flexible, transparent and visual archiving/administration system which can be dynamically used by different individuals or project groups over a LAN network or over the Internet.

     Media Manager will run on a Windows 95 or Windows NT platform and will also perform the function of a HTML server. Users who are on various other machines and/or different operating platforms (i.e. Macintoshes or SGIs) should be able to browse any media regardless of operating system or computing platform, as well as check in and out files. As an add-on, Media Manager should provide a stand alone WEB server application, so clients can also run a simple Web server.

PATENTS, TRADEMARKS AND LICENSES

     The Company presently owns no patents, trademarks or licenses. As a contract developer, the Company intends to develop mainly its own proprietary titles, which will result in the development of innovative technology solutions with broad applications in other growing markets, especially in the on-line environment. The Company will file the appropriate applications for patents, trademarks or licenses as its products are developed.

COMPETITION

     The Company is a minor participant among companies which engage in multimedia development. Many of these companies have significantly greater capitalization and greater experience in this industry.

EMPLOYEES

     The Company presently has 15 employees and subcontractors.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company maintains its corporate offices at 8522 National Boulevard, Suite 110, Culver City, California 90232. The Company pays approximately $2,200 per month for rent pursuant to a lease which expires February 1, 1998. The Company maintains its software development office at 325A River Street, Santa Cruz, California 95060. The Company pays approximately $1,200 per month for rent for its Santa Cruz operations pursuant to a lease which expires in July 1997.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which it is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     (a) MARKET INFORMATION. The Company's Common Stock is traded on the over-the-counter market. The following table sets forth the high and low bid price for the Company's Common Stock for the periods indicated as reported by the NASD's Electronic Bulletin Board. These prices are believed to be inter-dealer quotations and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

              Quarter Ended               High Bid   Low Bid
            ------------------            --------   -------
            March 31, 1996                 $5.75      $3.25
            June 30, 1996                  $4.56      $2.90
            September 30, 1996             $3.25      $2.00
            December 31, 1996              $2.75      $1.50

     (b) HOLDERS. As of March 15, 1997, the Company had approximately 41 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

     (d) RECENT SALES OF UNREGISTERED SECURITIES. During March 1996, the Company issued 154,000 shares of its Common Stock to Westridge Capital Limited upon conversion of a $300,000 note and $8,000 of accrued interest at $2.00 per share. The shares were issued pursuant to the exemption provided by Regulation S. Westridge is a corporation located in Bermuda and the sale was made in an offshore transaction.

     During April 1996, the Company issued 125,000 shares to CIK Enterprises for services pursuant to a consulting agreement. The Company relied on the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. CIK Enterprises had access to complete information concerning the Company by virtue of its consulting relationship with the Company and the principals of CIK are sophisticated and understand the risks associated with the transaction.

     During June 1996, the Company issued 2,037,500 shares of its Common Stock to the three shareholders of MediaX in connection with the acquisition of MediaX. The Company relied on the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Each of these shareholders participated in the negotiation of the transaction and received full disclosure concerning the Company. In addition, they were each sophisticated and understood the risks of their investment.

     During October 1996, the Company sold 25,100 units, each unit consisting of one share of Common Stock and one warrant exercisable at $3.00 per share. The units were sold to eleven Canadian investors at a price of $2.00 per unit. The Company relied on the exemption provided by Regulation S since the eleven investors are non-U.S. persons and the offers and sales of the units were made in offshore transactions.

     During December 1996, the Company sold 350,000 shares of its Common
Stock to four accredited investors at a price of $1.00 per share. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 under Regulation D. The Company filed a Form D with the Securities and Exchange Commission to report the sales.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The following information should be read in conjunction with the financial statements and the notes thereto. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

FORWARD-LOOKING STATEMENTS

     EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE COMPANY'S DEPENDENCE ON THE TIMELY DEVELOPMENT, INTRODUCTION AND CUSTOMER ACCEPTANCE OF PRODUCTS, THE IMPACT OF COMPETITION AND DOWNWARD PRICING PRESSURES, THE ABILITY OF THE COMPANY TO REDUCE ITS OPERATING EXPENSES AND RAISE ANY NEEDED CAPITAL, THE EFFECT OF CHANGING ECONOMIC CONDITIONS, AND RISKS IN TECHNOLOGY DEVELOPMENT.

RESULTS OF OPERATIONS

     The financial results in the Statements of Operations for the year ended December 31, 1996, reflect the operations of the Company for the complete year and the operations for the Company's subsidiary MediaX for the period from June 27, 1996 through December 31, 1996. Since MediaX is the only operating business, there are no meaningful comparisons which can be made with the statements of operations for the year ended December 31, 1995, because the 1995 results reflect only the activities of the Company and its subsidiary Zeitgeist, Inc. before the transaction with MediaX.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had a negative working capital of $(435,564). Subsequent to December 31, 1996, the Company raised an additional $350,000 from the sale of 350,000 shares of the Company's Common Stock at $1.00 per share.

     The Company's success and ongoing financial viability is contingent upon its selling of its products and the related generation of cash flows. The Company is currently generating relatively little revenue and related cash flows and anticipates this trend will continue until such time, if any, new products are released and accepted in the marketplace. Management believes that its existing cash and working capital balances will be sufficient to meet its working capital needs for the balance of the fiscal year ending December 31, 1997. If the Company decides to commence with additional productions, it may be necessary to raise additional financing.

     The Company evaluates its liquidity and capital needs on a continuous basis and based on the Company's requirements and capital market conditions may, from time to time, raise working capital through additional debt or equity financing. There is no assurance that such financing will be available in the future to meet additional capital needs of the Company, or as to the terms or conditions of any such financing that is available. Should there be any significant delays in the release of new products, or lack of acceptance in the marketplace for such products if released, or the Company's working capital needs otherwise exceed its resources, the adverse consequences would be severe. The generation of the Company's current growth and the expansion of the Company's current business involve significant financial risk and require significant capital investment.

     As of December 31, 1996 the Company had no material commitments for capital expenditures.

     The Company is planning to do a private placement of common stock to raise up to approximately $1 million to $2 million to provide working capital for the Company's planned business activities. The success, or lack thereof, of this funding may have a material impact on the future of the Company.

ITEM 7.  FINANCIAL STATEMENTS.

     Please see pages F-1 through F-14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company, their ages, positions held in the Company, and duration as such, are as follows:

       NAME         AGE          POSITION HELD AND TENURE

Nancy Poertner      41    President Secretary and Director since
                          February 23, 1996

Rainer Poertner     49    Director since February 23, 1996

Matthew MacLaurin   30    Director, Executive V.P since June 27, 1996

BUSINESS EXPERIENCE

     The following is a brief account of the education and business experience during at least the past five years of the Company's directors, executive officers, and key employees, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

     NANCY POERTNER, PRESIDENT, SECRETARY AND DIRECTOR. Nancy Poertner has been involved in the entertainment industry since 1979. From 1981 to December 1995, she was Vice President for a major artist management company based in Los Angeles, where she was responsible for all aspects of artist management - domestic and international touring, marketing, promotion and album recordings. In addition, from 1991 to December 1995, she led the international department of a major record label distributed through MCA, resulting in sales generating five international gold records, five top fifteen singles and two number one positions. Several of the entertainers she has worked with include Matthew Broderick, Rod Stewart, Toni Braxton, Suzanne Hoffs (Bangles) and recording artist Morrissey. As a result of her years in the business, Ms. Poertner has extensive personal relationships throughout the domestic and international film and recording industries. Ms. Poertner was educated overseas, graduated with a Bachelor of Arts in Education and taught in Afghanistan and Turkey through the Peace Corps.

     RAINER POERTNER, DIRECTOR.   Mr. Poertner has served as a Director of
the Company since February 23, 1996. Rainer Poertner has a twelve-year track record of bringing new and innovative computer hardware and software technology to the international market place. He has served as President and a Director of Syncronys Softcorp since May 8, 1995, and as Chief Executive Officer since July 1, 1995. He co-founded Seamless Software Corporation ("Seamless") and served as Director and as President of Seamless from its inception in May 1993 until its merger with Syncronys Softcorp on May 8, 1995. After having held several positions in the European and U.S. entertainment industries, he founded Hybrid Arts, Inc., in 1986 by arranging $3 million of venture financing for ADAP - the first Direct-to-Disk Digital Recording System. After arranging Hybrid Art's sale in 1991, Mr. Poertner became CEO of Hydra Systems, Inc., which developed and marketed ANDOR - a fully functional Macintosh CPU on a PC peripheral card. Hydra Systems subsequently sold the technology and the inherent rights to a company in Seoul, South Korea in 1992. Mr. Poertner received degrees in economics from the University of Frankfurt in 1975 and the Klinger Business School in 1973.

     Rainer Poertner and Nancy Poertner are husband and wife.

     MATTHEW MACLAURIN, EXECUTIVE VICE PRESIDENT. Matthew MacLaurin's experience stretches back to the early days of PCS when, 16 years ago, he developed games for the Commodore Pet 2001. Later, Matthew joined Sapiens Software to create tools for artificial intelligence engineering on the IBM PC XT platform. He was the key engineer for the development and implementation of Common Lisp, a computer language for the 640K DOS platform. At Apple Computer he secured funding for, designed and led the development of the patented GATE system, a leading-edge artificial intelligence testing system. In Apples Advanced Product Group, he led the development of a revolutionary pen-based computer called Bauhaus, which incorporated handwriting recognition and an advanced artificial intelligence memory system. In 1994, Matthew joined forces with Gaben Chancellor to found the original MediaX.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     No persons who were either a Director, Officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the executive compensation for the Company's President for the years ended December 31, 1996, 1995 and 1994 from the Company and its subsidiaries. No other executive officer received compensation in excess of $100,000 during these periods.

                          SUMMARY COMPENSATION TABLE
                                                          LONG-TERM COMPENSATION
                            ANNUAL COMPENSATION           AWARDS         PAYOUTS
                                                                SECURI-
                                                                TIES
                                                                UNDERLY-
                                             OTHER    RE-       ING               ALL
                                             ANNUAL   STRICTED  OPTIONS/         OTHER
NAME AND PRINCIPAL                           COMPEN-  STOCK     SARs      LTIP   COMPEN-
     POSITION         YEAR   SALARY   BONUS  SATION   AWARD(S)  (NUMBER) PAYOUTS SATION
Nancy Poertner,       1996  $114,583   --    $7,200    --         --       --
  President           1995     --
                      1994     --

EMPLOYMENT AGREEMENTS

     On January 1, 1996, the Company entered into an employment agreement with Nancy Poertner, the Company's President. The agreement expires December 31, 1999, but is automatically renewable for additional two year terms unless either party elects to terminate the agreement. The agreement provides for a monthly salary of $10,417 during the period from January 1, 1996 through September 30, 1996, and an annual base salary of $155,000 during the period from October 1, 1996, through September 30, 1997. The salary level increases by $30,000 for each year thereafter. The agreement also provides that Nancy Poertner will be paid a bonus within 30 days after the end of each quarter in amounts to be determined by the Board of Directors. Nancy Poertner can terminate the agreement at any time.

     On June 26, 1996, the Company entered into an employment agreement with Matthew MacLaurin, the Company's Executive Vice President. The agreement expires June 30, 1997, but is automatically renewable for additional two year terms unless either party elects to terminate the agreement. The agreement provides for an annual base salary of $100,000 during the period from July 1, 1996 through June 30, 1997, and an annual base salary of $125,000 during the period from July 1, 1997 through June 30, 1998. The salary level increases by $30,000 for each year thereafter. The agreement also provides that Matthew MacLaurin will be paid a bonus within 30 days after the end of each quarter in amounts to be determined by the Board of Directors. Matthew MacLaurin can terminate the agreement at any time.

STOCK OPTION PLAN

     During April 1996, the Board of Directors adopted a Stock Option Plan (the "Plan"), and on July 3, 1996, the Corporation's shareholders approved the Plan. The Plan authorizes the issuance of options to purchase up to 1,000,000 shares of the Company's Common Stock.

     The Plan allows the Board to grant stock options from time to time to employees, officers, directors and consultants of the Company. The Board has the power to determine at the time that the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. Vesting provisions are determined by the Board at the time options are granted. The option price for any option will be no less than the fair market value of the Common Stock on the date the option is granted.

     Since all options granted under the Plan must have an exercise price no less than the fair market value on the date of grant, the Company will not record any expense upon the grant of options, regardless of whether or not they are incentive stock options. Generally, there will be no federal income tax consequences to the Company in connection with Incentive Stock Options granted under the Plan. With regard to options that are not Incentive Stock Options, the Company will ordinarily be entitled to deductions for income tax purposes of the amount that option holders report as ordinary income upon the exercise of such options, in the year such income is reported.

     Options to purchase a total 678,164 shares at an exercise price of $2.25 per share were granted during April 1996. No options were granted to officers or directors of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 31, 1997, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually, and all Officers and Directors as a group. Each person has sole voting and investment power over the shares except as noted.

NAME AND ADDRESS OF                NUMBER OF SHARES           PERCENTAGE
 BENEFICIAL OWNER                 OWNED BENEFICIALLY           OF CLASS
Nancy Poertner                       8,093,750<FN1>              57.15%
8522 National Blvd.
Suite 110
Culver City, CA 90232

Rainer Poertner                      8,093,750<FN1>              57.15%
3958 Ince Boulevard
Culver City, CA 90232

Assisi Limited Partnership<FN1>      8,093,750                   57.15%
10866 Wilshire Blvd., 15th Floor
Los Angeles, CA  90024

Cabana Holdings Ltd.<FN2>              712,500                    5.03%
3rd Floor, 25 Church St.
PO Box HM 2903
Hamilton, Bermuda

Mizzentop Holdings Ltd.<FN3>           902,500                    6.4%
4 George Street
Nassau, Bahamas

Matthew MacLaurin                      956,250                    6.75%
325A River Street
Santa Cruz, CA  95060

All Directors and Officers           9,350,000<FN1>              66.02%
as a Group (3 Persons)
______________

<FN1>
Assisi Limited Partnership is a Nevada Limited Partnership of which Nancy Poertner is a General Partner and owns a 100% interest. Rainer Poertner may be deemed to be a beneficial owner of the shares owned by Assisi Limited Partnership by virtue of his spousal relationship to Nancy Poertner. Mr. Poertner disclaims any beneficial interest in such shares.
<FN2>
Cabana Holdings Ltd. is a Bahamas corporation in which Mr. Daniel G. Taylor, a Canadian citizen, has an indirect beneficial interest. Cabana Holdings Ltd. and Mr. Taylor, however, disclaim ownership by Mr. Taylor of shares in the Company.
<FN3>
Mizzentop Holdings Ltd. is a Bahamas corporation in which Mr. Kevin O'Neill, a Canadian citizen, has an indirect beneficial interest. Mizzentop Holdings Ltd. and Mr. O'Neill, however, disclaim ownership by Mr. O'Neill of shares in the Company.

     The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ACQUISITION OF ZEITGEIST, INC.

     On February 24, 1996, the Company acquired all of the outstanding stock of Zeitgeist, Inc. ("Zeitgeist"). The Company issued a total of 12,500,000 shares (approximately 95%) of its common stock to the shareholders of Zeitgeist.

     The stock issuances were made pursuant to an Agreement (the "Agreement") among the Company, Zeitgeist and the Zeitgeist shareholders. The terms of the Agreement were the result of negotiations between the managements of the Company and Zeitgeist. However, Mark R. Moldenhauer, the Company's President and a Director prior to the acquisition, held a 5.6% interest in Zeitgeist and received 700,000 shares of common stock in the transaction. Further, the Board of Directors did not obtain any independent "fairness" opinion or other evaluation regarding the terms of the Agreement due to the cost of obtaining such opinions or evaluations.

     The 12,500,000 shares issued to acquire Zeitgeist were issued to the following shareholders of Zeitgeist in the amounts set forth:

                NAME                             NUMBER OF SHARES
     Assisi Limited Partnership                      9,475,000
     Cabana Holdings Ltd.                            1,162,500
     Mizzentop Holdings Ltd.                         1,162,500
     Mark R. Moldenhauer                               700,000
                                                    ----------
           Total                                    12,500,000

ACQUISITION OF MEDIAX

     On June 27, 1996, the Company completed a transaction in which MediaX, a California corporation, was merged with and into the Company's wholly-owned subsidiary, Zeitgeist. The Company issued a total of 2,037,500 shares of its Common Stock to the shareholders of MediaX at the Closing, and Assisi Limited Partnership surrendered for cancellation 2,037,500 of its shares of common stock.

     The stock issuances were made pursuant to an Agreement and Plan of Reorganization ("Agreement") among the Company, Zeitgeist, MediaX and MediaX's shareholders. The terms of the Agreement were the result of negotiations between the managements of the Company and MediaX. However, the Board of Directors did not obtain any independent "fairness" opinion or other evaluation regarding the terms of the Agreement, due to the cost of obtaining such opinions or evaluations.

     The 2,037,500 shares issued to acquire MediaX were issued to the following shareholders of MediaX in the amounts set forth:

                NAME                             NUMBER OF SHARES
     Matthew MacLaurin                                 956,250
     Gaben Chancellor                                  956,250
     David Traub                                       125,000
                                                     ---------
           Total                                     2,037,500

TRANSACTIONS INVOLVING THE COMPANY

     On December 6, 1995, Zeitgeist, Inc. loaned Nancy Poertner, the
Company's President, $50,000 pursuant to an unsecured note bearing interest at 4% and with a due date of January 1, 2000. On February 25, 1996, an additional $50,000 was loaned to Ms. Poertner on the same terms.

     On February 20, 1997, the Company entered into a Disengagement Agreement with Gaben Chancellor ("Chancellor"), a Vice President of the Company, pursuant to which Chancellor agreed to resign as an officer of the Company and to transfer 656,250 of his shares of the Company's common stock to Assisi Limited Partnership. In addition, Chancellor agreed to enter into a Consulting Agreement with the Company to act as project manager for the "Apple Project" and to receive a monthly consulting fee of $6,000 until the completion of the project. (The project was completed during March 1997.) The Company also agreed to pay Chancellor a one-time cash compensation of $32,500 for his past contributions to the Company. Of this amount, $20,000 was paid on the signing of the agreement and the balance is due on or before June 30, 1997.

                                 PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3.   EXHIBITS.

NUMBER           DESCRIPTION                   LOCATION

 3.1      Certificate of Incorporation    Incorporated by reference to
                                          Exhibit 3.1 to the Company's
                                          Registration Statement on
                                          Form S-18 (No. 33-28258)

 3.1(a)   Articles of Amendment to the    Incorporated by reference to
          Articles of Incorporation       Exhibit 3.1(a) to the Company's
          dated February 23, 1996, for    Form 10-KSB for the year ended
          the name change to Zeitgeist    December 31, 1995
          Werks, Inc.

 3.1(b)   Articles of Amendment to the    Filed herewith electronically
          Articles of Incorporation
          dated August 15, 1996, for
          the name change to MediaX
          Corporation

 3.2      Bylaws                          Incorporated by reference to
                                          Exhibit 3.2 to the Company's
                                          Registration Statement on
                                          Form S-18 (No. 33-28258)

10.1      Disengagement Agreement dated   Filed herewith electronically
          February 20, 1997, with Gaben
          Chancellor

10.2      Employment Agreement dated      Filed herewith electronically
          January 1, 1996 with Nancy
          Poertner

10.3      Employment Agreement dated      Filed herewith electronically
          June 26, 1996 with Matthew
          MacLaurin

27        Financial Data Schedule         Filed herewith electronically

     (b) REPORTS ON FORM 8-K. No Reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 1996.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
MediaX Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of MediaX Corporation at December 31, 1996 and the related statements of changes in stockholders' equity, operations and cash flows for the period from inception (March 30, 1995) to December 31, 1995, for the year ended December 31, 1996 and for the period from inception (March 30, 1995) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MediaX Corporation at December 31, 1996 and the results of its operations and its cash flows for the period from inception (March 30, 1995) to December 31, 1995, for the year ended December 31, 1996 and for the period from inception (March 30, 1995) to December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial staements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and has an accumulated deficit of ($948,855) at December 31, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              /s/ Davis & Co., CPAs, P.C.
                              Davis & Co., CPAs, P.C.
                              Certified Public Accountants
Englewood, Colorado
April 10, 1997

                            MEDIAX CORPORATION
                      (A Development Stage Company)
                              Balance Sheet
                            December 31, 1996
ASSETS
Current assets
  Cash and cash equivalents                           $  224,331
  Accounts receivable - trade                            100,335
  Accounts receivable - officer                           19,043
  Prepaid expenses                                        15,585
                                                         359,294
Property and equipment
  Computer and office equipment                          170,401
  Software                                                61,344
  Furniture and fixtures                                   5,693
                                                         237,438
  Less: accumulated depreciation                        (115,235)
                                                         122,203
Other assets
  Note and interest receivable - officer                 103,830
  Goodwill, net of amortization of $25,240               227,157
  License agreement and deferred software costs          120,000
  Organization costs, net                                  3,229
  Other                                                      927
                                                         455,143
                                                      $  936,640

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Notes payable, current portion                      $  307,047
  Notes payable, to former MediaX shareholders           350,000
  Accounts payable - trade                                90,429
  Accounts payable - related parties                      39,248
  Obligation under capital lease, current portion          8,134
                                                         794,858

Obligation under capital lease, long-term                  5,514

                                                         800,372
Commitments, contingency and subsequent events
  (Notes 5, 6 and 9)

Stockholders' equity (deficit)
  Preferred stock, $.0001 par value per
  share; 10,000,000 shares authorized
  and no shares issued

  Common stock, $.0001 par value per share;
  75,000,000 shares authorized; 13,812,139
  shares issued and outstanding                            1,381

  Additional paid-in capital                           1,083,742

  Deficit accumulated during the development stage      (948,855)
                                                         136,268
                                                      $  936,640

The accompanying notes are an integral part of this statement.

                             MEDIAX CORPORATION
                        (A Development Stage Company)
                 Statement of Changes in Stockholders' Equity
                 For the Period From Inception (March 30, 1995)
                             to December 31, 1996

                                                              ADDITIONAL
                                           COMMON STOCK        PAID-IN
                                        SHARES       AMOUNT    CAPITAL
                                    (AS RESTATED)
Shares issued in March 1995
 for cash of $.000008 per share
 to an officer and director          12,500,000      $1,250    $  (1,150)

Net loss for the period from
 inception (March 30, 1995)
 to December 31, 1995
Balance at December 31, 1995         12,500,000       1,250       (1,150)

Adjustment for shares of Zeitgeist
 Werks, Inc. outstanding immediately
 prior to reorganization on
 February 23, 1996, valued
 at net monetary asset amount           658,039          66      249,757

Exchange of 154,000 shares
 during March 1996 for notes
 and interest payable of $308,000       154,000          15      307,985

Issuance of 125,000 shares to
 consultant on April 20, 1996
 in exchange for services               125,000          13      124,987

Cancellation of 2,037,500 shares
 by majority shareholder on
 June 27, 1996                       (2,037,500)       (204)
Issuance of 2,037,500 shares on
 June 27, 1996 in exchange for
 all of the stock of MediaX, Inc.     2,037,500         204

Sale of 25,100 shares to unrelated
 parties during June and July
 1996 at $2 per share                    25,100           2       52,198

Sale of 350,000 shares to unrelated
 parties during Nov. and Dec.
 1996 at $1 per share                   350,000          35      349,965

Net (loss) for year ended
 Dec. 31, 1996
Balance at December 31, 1996         13,812,139      $1,381   $1,083,742

                                  (Continued)

The accompanying notes are an integral part of this statement.

                           MEDIAX CORPORATION
                     (A Development Stage Company)
                Statement of Changes in Stockholders' Equity
                For the Period From Inception (March 30, 1995)
                          to December 31, 1996
                               (Page 2)

                                     DEFICIT ACCUMULATED       TOTAL
                                         DURING THE         STOCKHOLDERS'
                                        DEVELOPMENT            EQUITY
                                           STAGE              (DEFICIT)
Shares issued in March 1995
 for cash of $.000008 per share
 to an officer and director             $                      $    100

Net loss for the period from
 inception (March 30, 1995)
 to December 31, 1995                     (37,238)              (37,238)

Balance at December 31, 1995              (37,238)              (37,138)

Adjustment for shares of Zeitgeist
 Werks, Inc. outstanding immediately
 prior to reorganization on
 February 23, 1996, valued
 at net monetary asset amount            (268,064)              (18,241)

Exchange of 154,000 shares
 during March 1996 for notes
 and interest payable of $308,000              --               308,000

Issuance of 125,000 shares to
 consultant on April 20, 1995
 in exchange for services                      --               125,000

Cancellation of 2,037,500 shares
 by majority shareholder on
 June 27, 1996                                 --                  (204)

Issuance of 2,037,500 shares on
 June 27, 1996 in exchange for
 all of the stock of MediaX, Inc.              --                   204

Sale of 25,100 shares to unrelated
 parties during June and July
 1996 at $2 per share                          --                52,200

Sale of 350,000 shares to unrelated
 parties during Nov. and Dec.
 1996 at $1 per share                          --               350,000

Net (loss) for year ended
 Dec. 31, 1996                           (643,554)             (643,554)

Balance at December 31, 1996            $(948,855)             $136,268



The accompanying notes are an integral part of this statement.

                            MEDIAX CORPORATION
                       (A Development Stage Company)
                         Statements of Operations

                                                    FOR THE PERIOD
                                    FOR THE         FROM INCEPTION
                                   YEAR ENDED       (MAR. 30, 1995)
                                     DEC. 31          TO DEC. 31,
                                      1996         1995        1996

SALES/COST OF SALES
 Sales                            $   392,125  $       --  $  392,125
 Cost of sales                        142,644          --     142,644
 Gross profit                         249,481          --     249,481

GENERAL AND ADMINISTRATIVE
 EXPENSES
  Amortization                         35,939          --      35,939
  Depreciation                         28,929          --      28,929
  Insurance                            23,043          --      23,043
  Legal and accounting                 46,196       1,570      47,766
  Other administrative                 25,644         854      26,498
  Postage and shipping                  7,096          --       7,096
  Professional and outside
   services                           259,793      21,000     280,793
  Promotions                           27,119          --      27,119
  Rent and utilities                   21,524          --      21,524
  Salaries                            354,771          --     354,771
  Supplies                             13,894       5,309      19,203
  Taxes - payroll                      16,317          --      16,317
  Taxes and licenses                    9,046          --       9,046
  Telephone                            11,687          --      11,687
  Travel                               11,836       5,585      17,421
                                      892,834      34,318     927,152

OTHER INCOME (EXPENSES)
 Interest income                        5,403          --       5,403
 Interest expense                      (7,198)     (2,920)    (10,118)
 Gain on sale of asset                  1,000          --       1,000
 Other income                             594          --         594
                                         (201)     (2,920)     (3,121)

Net (loss)                         $ (643,554) $  (37,238) $ (680,792)

Weighted average number
 of common shares                  13,285,972  12,500,000  12,948,004

Net (loss) per common share        $     (.05) $     (--)  $     (.05)

The accompanying notes are an integral part of this statement.

                            MEDIAX CORPORATION
                       (A Development Stage Company)
                         Statements of Cash Flows

                                                     FOR THE PERIOD
                                    FOR THE          FROM INCEPTION
                                   YEAR ENDED        (MAR. 30, 1995)
                                     DEC. 31           TO DEC. 31,
                                      1996          1995        1996
Cash Flows from Operating
 Activities
  Net income (loss)               $  (643,554)   $ (37,238)  $ (680,792)
  Adjustments to reconcile net
   cash provided by operating
   activities
    Stock issued for services         125,000           --      125,000
    Amortization                       35,939           --       35,939
    Depreciation                       28,929           --       28,929
  Changes in assets and li-
   abilities
    (Increase) in accounts
     receivable                      (100,335)          --     (100,335)
    (Increase) in accounts
     receivable - officer             (19,043)          --      (19,043)
    (Increase) in prepaid expense     (15,585)          --      (15,585)
    (Increase) in other assets           (582)        (344)        (926)
    (Increase) in note and interest
     receivable - officer             (53,830)     (50,000)    (103,830)
    Increase in accounts payable -
     trade                             86,664        3,765       90,429
    Increase (decrease) in accounts
     payable - related entity          28,658       10,591       39,248
   (Decrease) increase in interest
     payable                           (2,920)       2,920           --

      Net cash (used) by operating
      activities                     (530,659)     (70,306)    (600,965)

Cash Flows from Investing
 Activities
  Deferred software development      (100,000)          --     (100,000)
  Purchase of fixed assets            (71,208)          --      (71,208)
  Proceeds from sale of fixed
   assets                               1,600           --        1,600

      Net cash (used) by investing
      activities                     (169,608)          --     (169,608)

The accompanying notes are an integral part of this statement.

                            MEDIAX CORPORATION
                      (A Development Stage Company)
                         Statements of Cash Flows
                               (Page Two)
                                                     FOR THE PERIOD
                                    FOR THE          FROM INCEPTION
                                   YEAR ENDED        (MAR. 30, 1995)
                                     DEC. 31           TO DEC. 31,
                                      1996          1995         1996
Cash Flow from Financing
 Activities
  Principal payments on capital
   lease                          $   (14,443)    $     --    $ (14,443)
  Proceeds from sale of stock to
   private investors                  402,200          100      402,300
  Retirement of notes payable          (5,150)          --       (5,150)
  Proceeds received from issuance
   of notes payable                   312,197      300,000      612,197

      Net cash provided by financ-
      ing activities                  694,804      300,100      994,904

Increase (decrease) in cash and
 cash equivalents                      (5,463)     229,794      224,331

Cash and cash equivalents,
 beginning of period                  229,794           --           --

Cash and cash equivalents,
 end of period                    $   224,331     $229,794    $ 224,331

Supplemental Disclosures of Cash
 Flow Information
  Cash paid during year for:
    Interest expense              $    10,188     $     --    $  10,118
  Cash received during the year
   for:
    Interest income               $     1,573     $     --    $   1,573

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

     On June 27, 1996, the Company acquired all of the issued and outstanding shares of MediaX, Inc. (a California S-corporation) in exchange for a $350,000 note payable to the former MediaX, Inc. shareholders and 2,037,500 shares of the Company's common stock. The non-cash portion of this acquisition included $152,517 of net property and equipment, primarily specialized computers and software used in developing, publishing and distributing interactive CD-Rom and Internet content for the multi-media market. In addition, the Company received $24,479 of other non-cash assets, $10,188 of cash and assumed $89,561 of the liabilities of MediaX, Inc. that existed at June 27, 1996.

The accompanying notes are an integral part of this statement.

                            MEDIAX CORPORATION
                       (A Development Stage Company)
                       Notes to Financial Statements
                            December 31, 1996

NOTE 1:     SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are as follows:

     a.   ORGANIZATION AND MERGER

          MediaX Corporation (the "Company") (formerly Zeitgeist Werks, Inc. and Edinburgh Capital, Inc.) was incorporated as Fata Morgana, Inc. under the laws of the state of Colorado on August 15, 1986. On September 15, 1988, the Company amended its Articles of Incorporation to change its name to Edinburgh Capital, Inc. The Company was in the development stage as more fully defined in Statement No.7 of the Financial Accounting Standards Board. Planned principal operations of the Company had not yet commenced, and activities to February 22, 1996 had been limited to its formation, obtaining initial capitalization, the completion of a public offering of its common stock and limited investments and loans.

          Prior to 1988, the activity of the Company was limited to its formation and the issuance of 208,667 shares of its common stock. Such shares were paid for in September 1988. The Company intended to seek, investigate and, if such investigation warranted, acquire an interest in business opportunities presented to it by persons who or firms which desired to employ the Company's funds in their business or seek the perceived advantages of a publicly held corporation.

          On February 23, 1996, the Company merged with Zeitgeist, Inc.
which was also in the development stage and whose principal operations had not yet commenced. Zeitgeist's activities up to this time were limited to its formation, obtaining initial capitalization, and limited investments and loans.

          The acquisition was accomplished through an exchange of 12,500,000 newly-issued shares of the Company's common stock in exchange for all of the outstanding common stock of Zeitgeist, Inc. Upon completing this transaction, the stockholders of Zeitgeist, Inc. controlled approximately 95% of the outstanding common shares of the combined company.

          Because the Zeitgeist shareholders obtained a majority of the voting rights in the Company as a result of this transaction, for financial reporting purposes, the merger was accounted for as a recapitalization of Zeitgeist and an acquisition by Zeitgeist, Inc. of the Company. Accordingly, the accompanying financial statements reflect transactions from March 30, 1995, the inception date of Zeitgeist, Inc. Zeitgeist,Inc., as the acquiror, continued its business operations under the Company's name which was changed to Zeitgeist Werks, Inc. effective February 23, 1996. The Company's name was later changed to MediaX Corporation effective with the acquisition of MediaX on June 27, 1996 (see Note 6b. herein).

          MediaX Corporation is still considered to be in the development stage because although its principal business activities have commenced, it had not yet generated significant revenues from these activities.

     b.   BASIS OF PRESENTATION

          The accompanying financial statements include the activities of Zeitgeist, Inc. from its inception (March 30, 1995) to December 31, 1995 and for

                            MEDIAX CORPORATION
                       (A Development Stage Company)
                       Notes to Financial Statements
                            December 31, 1996

NOTE 1:     SIGNIFICANT ACCOUNTING POLICIES (Continued)

the year ended December 31, 1996; and the activities of the Company from February 23, 1996, the effective date of the Zeitgeist, Inc. merger to December 31, 1996. The activities of MediaX have been included from the effective date of the MediaX acquisition (which was accounted for using the purchase method of accounting), June 27, 1996, through December 31, 1996.

     c.   CASH AND CASH EQUIVALENTS

          For purposes of the statement of cash flows, cash and cash equivalents consist of demand deposits in banks. Cash equivalents are carried at cost which approximates market.

     d.   PROPERTY AND EQUIPMENT

          Expenditures for property and equipment are capitalized at cost. Expenditures for maintenance, repairs and other renewals of items are charged to expense. The provision for depreciation is calculated using the straight-line method based upon estimated useful lives as follows:

          Computer equipment      -   5 years
          Software                -   3 years
          Furniture and fixtures  -   7 years

     e.   GOODWILL

          Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over a period of 5 years. Management compares the remaining unamortized balance on an annual basis to see if it still approximates the net present value of expected future cash flows.

     f.   DEFERRED SOFTWARE DEVELOPMENT COSTS

          Certain development costs for CD-rom masters are capitalized in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and are reported at the lower of unamortized cost or net realizable value. Amortization will be taken using the straight-line method and asset lives approximating the retail sales life of the final product, generally three to five years.

     g.   NET INCOME (LOSS) PER COMMON SHARE

          The net income (loss) per common share is computed by dividing the net income or (loss) for the period by the weighted average number of shares outstanding.

     h.   ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                            MEDIAX CORPORATION
                       (A Development Stage Company)
                       Notes to Financial Statements
                            December 31, 1996

NOTE 1:     SIGNIFICANT ACCOUNTING POLICIES (Continued)

     i.   FAIR VALUE OF FINANCIAL INSTRUMENTS

          The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate cost because of the immediate or short-term maturity of these financial instruments. The fair value of the Company's long-term receivables is estimated by discounting expected cash flows at rates currently available to the Company for instruments with similar risks and maturities. The Company estimates that the fair value of its note receivable is $78,008 at December 31, 1996.

     j.   INCOME TAXES

          Under SFAS 109, "Accounting for Income Taxes," deferred tax assets and liabilities are generally determined based on the difference between the financial statements and the tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Recognition of a deferred tax asset is allowed if future realization is more-likely than-not. The Company has provided a full valuation allowance for its deferred tax asset (relative to net operating loss carryforwards) because its realization is not considered more-likely than-not.

          As of December 31, 1996, the Company has a net operating loss carryforward of approximately $597,000 available for income tax purposes. This carryforward expires in 2011.

          The Company's prior net operating losses totaling $268,000 expire in years 2003 to 2010. Usage of the earlier net operating losses is limited based on IRS Code Sec. 382. This code section limits the use of pre-change losses whenever a stock ownership change of more than 50% occurs within the "testing period", which is generally a three-year period.

NOTE 2.   GOING CONCERN

          The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and to carry out its planned operations; has an accumulated deficit of ($948,855) at December 31, 1996; and as of that date its current liabilities exceeded its current assets by $435,564. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management believes that its cash flow requirements in the next year can be met from its existing cash and receivables until such time that the Company can obtain additional equity or debt financing. The Company is planning to do a private placement of common stock to raise up to $1 million to $2 million to pay off debt and provide working capital. There is no assurance that the Company will be able to obtain such financing. However, an additional $350,000 in funds were obtained subsequent to December 31, 1996 as discussed in Note 9a., herein. The financial statements herein do not include any adjustments that might result from the outcome of the uncertainty.

                            MEDIAX CORPORATION
                       (A Development Stage Company)
                       Notes to Financial Statements
                            December 31, 1996

NOTE 3:     NOTE RECEIVABLE - OFFICER

          On December 6, 1995, $50,000 was loaned to the Company's President. The uncollateralized note bears interest at 4% per annum and is due in full, along with interest, on January 1, 2000. Pursuant to the terms of the note, an additional $50,000 was loaned on February 25, 1996.

NOTE 4:     NOTES PAYABLE

     a. An uncollateralized note payable to an unrelated party for $300,000 dated November 15, 1995 bears interest at the bank's prime rate and was due the earlier of November 15, 1997 or when the Company raises $500,000 or more in a private placement of its common stock. See Note 6c. herein, regarding subsequent conversion of this $300,000 note and accrued interest into 154,000 shares of the Company's common stock on March 21, 1996. Subsequent to this note conversion, additional advances of $297,000 were received during 1996 under the same terms and conditions.

     b. Also included in notes payable to unrealted parties is a $10,047 short-term uncollateralized loan with interest at 9% per annum.

     c. The Company also owes $350,000 to the three former shareholders of MediaX (see Note 6b. herein). This payable is uncollaterlized, non-interest bearing and due on demand. See Note 9b. regarding subsequent settlement of a portion of this payable.

NOTE 5:     COMMITMENTS AND CONTINGENCIES

     a.   CAPITAL LEASE COMMITMENT

          The Company leases equipment under two capital lease agreements. Required minimum lease payments under these agreements over the next five years reconciled to the present value of net minimum capital lease payments as of December 31, 1996 are as follows:

          YEAR                                           AMOUNT
          1997                                           $12,644
          1998                                             4,083
          1999                                             1,952
          Total minimum lease payments                    18,679
          Less: estimated amount representing interest    (5,031)
          Present value of net minimum capital
             lease payments                               13,648
          Less: current portion                           (8,134)
          Long-term obligations under capital
             lease at December 31, 1996                  $ 5,514

     b.   SALES TAX CONTINGENCY

          The Company does not pay or charge sales taxes to its customers.
The state of California has indicated that it believes state sales taxes are applicable to the Company's sales. The Company's position is that it does not believe sales taxes are applicable to the Company's sales and therefore it has

                            MEDIAX CORPORATION
                       (A Development Stage Company)
                       Notes to Financial Statements
                            December 31, 1996

NOTE 5:     COMMITMENTS AND CONTINGENCIES (Continued)

not collected any sales taxes from its customers. The ultimate outcome of this matter cannot be predicted. No amounts have been accrued in the financial statements, herein, for any sales taxes which might ultimately be determined to be owed. If sales taxes were to be owed on all of the Company's California sales to date, approximately $134,000 of such sales taxes would be due, plus any applicable interest and penalties.

     c.   DEVELOPMENT AGREEMENT COMMITMENTS

          During the normal course of its business, the Company has entered into two development/license agreements which require additional payments totaling $378,000.

NOTE 6:     COMMON STOCK AND STOCK OPTIONS

     a.   REORGANIZATION

          On February 24, 1996, the Company acquired all of the issued and outstanding shares of Zeitgeist, Inc. (a Nevada corporation) in exchange for 12,500,000 shares of its common stock. The effect of this reorganization has been retroactively restated to the March 30, 1995 inception date of Zeitgeist, Inc. herein.

     b.   ACQUISITION OF MEDIAX, INC. BY ZEITGEIST, INC.

          On June 27, 1996, the Company issued 2,037,500 shares of its common stock for all of the issued and outstanding shares of MediaX, Inc., a California S-corporation engaged in the business of developing, publishing and distributing interactive CD-rom and Internet content for the fast growing multimedia market. Pursuant to the merger agreement, the Company's largest shareholder Assisi Limited Partnership ("Assisi") (owned 100% by the Company's President) surrendered for cancellation 2,037,500 shares of common stock. In addition, the Company agreed to pay $350,000 to the three shareholders of MediaX. As of December 31, 1996, this amount has not been paid and is listed as a "Note Payable to Former MediaX Shareholders" in the balance sheet herein. See Note 9b. regarding a settlement agreement relative to a portion of this note payable.

     c.   CONVERSION OF NOTE PAYABLE

          On March 21, 1996, the Company converted $300,000 of notes payable and $8,000 of accrued interest due to an unrelated party into 154,000 shares of common stock at $2 per share (see Note 4a).

     d.   PRIVATE SALES

          During June and July 1996, 25,100 shares were sold to unrelated private investors for cash proceeds of $52,200. During November and December of 1996, 350,000 additional shares were sold to unrelated private investors for cash proceeds of $350,000.

                            MEDIAX CORPORATION
                       (A Development Stage Company)
                       Notes to Financial Statements
                            December 31, 1996

NOTE 6:     COMMON STOCK AND STOCK OPTIONS (Continued)

     e.   STOCK ISSUED FOR CONSULTING SERVICES

          On April 20, 1996, the Company issued 125,000 shares of commons stock to an unrelated third party consultant in exchange for services rendered. At the same time the consultant was granted options to purchase up to 250,000 shares of the Company's common stock at $2.00 per share. These options expire on April 20, 1999.

     f.   STOCK OPTION PLAN

          In April 1996 the Company adopted a stock option plan which authorized the issuance of options to purchase up to 1,000,000 shares of the Company's common stock. All options granted must have an exercise price no less than the stock's fair market value on the date of grant. On April 18, 1996, the Company issued options under this stock option plan to non-officer employees and consultants for the purchase of up to 678,164 shares of the Company's common stock at a price of $2.25 per share. The options expire on April 18, 2001.

NOTE 7:     RELATED PARTY TRANSACTIONS

     a. The Company rents its office space in two separate locations on a month-to-month basis for $1,500 per month. The space in one of the locations is being sublet to the Company by the Company's Executive Vice-President's brother at $800 per month.

     b.   LOANS TO OFFICER

          See Note 3 herein, regarding loans made to the Company's
President.

     c.   COMMITMENT - EMPLOYMENT AGREEMENTS

          Effective January 1, 1996, the Company entered into a four-year employment agreement with its President. The Company is obligated to pay base salary as follows:

          $116,250     January 1, 1997 to September 30, 1997

          Unless terminated by either party upon 60 days written notice, this agreement will automatically renew for additional two-year terms after the initial four-year term expires.

          Effective June 26, 1996, the Company entered into a three-year employment agreement with its Executive Vice-President by which the Company is obligated to pay base salaries of $100,000, $125,000 and $155,000 for each of the three years ended June 30, 1997, 1998 and 1999, respectively. Both of these agreements provide for a bonus at the end of each fiscal quarter as determined by the Company's Board of Directors. Both the President and Executive Vice President may voluntarily terminate their employment at any time.

                            MEDIAX CORPORATION
                       (A Development Stage Company)
                       Notes to Financial Statements
                            December 31, 1996

NOTE 8:     MAJOR CUSTOMERS

          Each year the Company's revenues are typically generated from two to three major customers located throughout the United States. These customers usually change from year to year so that the Company believes it is not dependent upon any one customer but rather must continually seek new customers each year.

NOTE 9:   SUBSEQUENT EVENTS

     a.   STOCK ISSUANCES

          In February 1997, the Company sold an additional 350,000 shares of its common stock to unrelated private investors for total cash proceeds of $350,000.

     b.   SETTLEMENT AGREEMENT WITH FORMER MEDIAX SHAREHOLDER

          In February 1997, the Company entered into a settlement agreement with one of the three former shareholders of MediaX who was also an officer of the Company. Pursuant to the terms of this agreement, the former shareholder agreed to resign as an officer of the Company, give 656,250 shares of his common stock of the Company to Assisi, and settle the $166,250 debt owed to him in exchange for $32,500 cash plus computer equipment with a net book value of $12,536 (at December 31, 1996).

                        MEDIAX CORPORATION
                  (A Development Stage Company)
           Pro-Forma Condensed Statements of Operations
                           (Unaudited)

     On February 23, 1996, Zeitgeist Werks, Inc. (formerly Edinburgh Capital, Inc.) (the "Company") was effectively acquired by Zeitgeist, Inc., a Nevada corporation which began operations on March 30, 1995. In connection with this acquisition which was accounted for as a reverse acquisition of the Company by Zeitgeist, Inc., all of the Zeitgeist, Inc. shareholders agreed to exchange their 1,000 total shares of stock in Zeitgeist, Inc. for a total of 12,500,000 shares of the Company's common stock.

     In addition, on June 27, 1996, there was another acquisition, accounted for using the purchase method of accounting, whereby the Company acquired 100% of the shares of MediaX, a previously unrelated entity, which operates in the multimedia industry.

     The following pro-forma condensed statements of operations for the period from inception (March 30, 1995) to December 31, 1995 and for the year ended December 31, 1996 give effect to both acquisitions discussed above as if they had occurred on March 30, 1995. The pro-forma information is based upon the historical financial statements of the Company, Zeitgeist, Inc. and MediaX, giving effect to the reverse acquisition and the June 27, 1996 purchase transaction and the adjustments described below to the pro-forma condensed statements of operations. These pro-forma statements may not be indicative of the results that actually would have occurred had the acquisition taken place on the dates indicated or the results which may be obtained in the future.
                                           HISTORICAL
                                  ------------------------------
                                            ZEITGEIST,            PRO-FORMA
                                  EDINBURGH    INC.      MEDIAX  CONSOLIDATED
                                  --------- ---------- --------- ------------
For the period from inception
  (March 30, 1995) to December
  31, 1995 (unaudited)
    Revenues,net of cost of sales $     --  $     --  $ 354,723  $   354,723
    Selling, general and
      administrative expenses       17,979    37,238    328,721      421,801 *
Net income (loss)                  (17,979)  (37,238)    26,002      (67,078)*
Net income (loss) per common
  share                                                                  (--)
    Weighted average number of
      shares                                                      12,500,000

For the year ended
  December 31, 1996 (unaudited)
    Revenues,net of cost of sales       --        --    370,424      370,424
    General and administrative
      expenses                       3,700   130,407    904,517    1,063,866**
    Net loss                        (3,700) (130,407)  (534,093)   (693,442)**
    Net loss per common share                                          (.05)
    Weighted average number of
      shares                                                      13,285,972
_______________
* Reflects a pro-forma adjustment of $37,863 for nine months of goodwill amortization.

** Reflects a pro-forma adjustment of $25,242 for an additional six months of goodwill amortization.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 25, 1997                 MEDIAX CORPORATION

                              By:/s/ Nancy Poertner
                                  Nancy Poertner, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature              Title                 Date

/s/ Nancy Poertner            President, Secretary and April 25, 1997
Nancy Poertner           Director

/s/ Rainer Poertner           Director                 April 25, 1997
Rainer Poertner

/s/ Matthew MacLaurin         Executive V.P and             April 25, 1997
Matthew MacLaurin             Director