Form 10QSB
period 1997-03-31
MEDIAX CORP
filed 1997-05-15
CIK 849291

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

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

      8522 National Boulevard, Suite 110, Culver City, California 90232
      -----------------------------------------------------------------
         (Address of principal executive offices including zip code)

                               (310) 815-8002
                         --------------------------
                         (Issuer's telephone number)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes _X_             No___

As of May 12, 1997 there were 14,562,139 shares of the Issuer's Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No _X_

                                    TOTAL PAGES IN THIS REPORT:  13
                                    NO EXHIBITS ARE FILED WITH THIS REPORT

                       MEDIAX CORPORATION
                          FORM 10-QSB

                       Table of Contents

           PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements . . . . . . . . . . . . . . . . . . . . 3
           Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . . 3
           Statement of Operations
                Three months ended March 31, 1996 and 1997. . . . . . . 5
           Statement of Cash Flows
                Three months ended March 31, 1996 and 1997. . . . . . . 6
           Notes to Financial Statements. . . . . . . . . . . . . . . . 7

Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations . . . . . . . . . . 8

           PART II - OTHER INFORMATION AND SIGNATURES

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 12
Item 2.    Changes in Securities. . . . . . . . . . . . . . . . . . . . 12
Item 5.    Other Information. . . . . . . . . . . . . . . . . . . . . . 12
Item 6.    Exhibits and Reports on Form 8K. . . . . . . . . . . . . . . 12
           Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 13

Part I- FINANCIAL INFORMATION

Item 1.  Financial Statements

                           MEDIAX CORPORATION
                      (A Development Stage Company)
                        BALANCE SHEET (unaudited)
                             March 31, 1997

               ASSETS

     Current Assets:
       Cash and cash equivalents                      $  670,065
       Accounts receivable-trade                         132,511
       Accounts receivable-other                          19,387
       Prepaid expenses                                   18,353
                                                      ----------
                                                         840,316
                                                      ----------
     Property and Equipment:
       Computer and office equipment                     166,788
       Software                                           61,344
       Furniture and fixtures                              5,693
                                                      ----------
                                                         233,825
       Less:  accumulated depreciation                  (125,533)
                                                      ----------
                                                         108,292
                                                      ----------
     Other Assets:
       Note and interest receivable-officer              104,868
       License agreement and deferred software costs     120,000
       Organization costs, net                             2,994
       Other                                                 927
                                                      ----------
                                                         228,789
                                                      ----------
                                                      $1,177,397
                                                      ----------
                               (Continued)
The accompanying notes are an integral part of this statement.

                           MEDIAX CORPORATION
                     (A Development Stage Company)
                        BALANCE SHEET (unaudited)
                             March 31, 1997
                               (Continued)

               LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
       Accounts payable-trade                         $   89,484
       Accounts payable-related parties                   39,248
       Loans payable                                     318,525
       Obligation under capital lease, current portion     8,601
       Notes payable, to former MediaX
         shareholders, current portion                    48,750
       Notes payable                                     454,964
                                                      ----------
                                                         959,572
                                                      ----------
       Stockholders' Equity:
         Common stock, $.0001 par value.  Authorized
           75,000,000 shares; issued and outstanding
           14,164,139 shares                               1,416
         Additional paid-in capital                    1,433,707
         Deficit accumulated during the development
           stage                                      (1,217,298)
                                                      ----------
                                                         217,825
                                                      ----------
                                                      $1,177,397
                                                      ----------
The accompanying notes are an integral part of this statement.

                           MEDIAX CORPORATION
                        (A Development Stage Company)

                    STATEMENTS OF OPERATIONS (Unaudited)
                 Three Months Ended March 31, 1996 and 1997

                                              1996             1997
                                           ----------       ----------
SALES/COST OF SALES
  Sales                                    $    1,000       $  155,080
  Cost of sales                                    --           76,896
                                           ----------       ----------
  Gross profit                                  1,000           78,184
                                           ----------       ----------
GENERAL AND ADMINISTRATIVE EXPENSES
  Amortization                                      -            3,303
  Bank charges                                      -            3,134
  Depreciation                                    417            7,232
  Dues and subscriptions                            -            1,308
  Legal and accounting                          4,778           29,355
  Office expense                                8,760            2,518
  Other administrative                          3,053            9,245
  Postage and shipping                              -            2,607
  Professional and outside services            20,416          159,741
  Promotions                                        -           14,838
  Rent and utilities                              500           12,676
  Salaries                                          -           78,600
  Taxes-payroll                                     -            6,743
  Taxes and licenses                                -            1,714
  Telephone                                         -            7,087
  Travel                                        3,690              139
                                           ----------       ----------
                                               41,614          340,240
                                           ----------       ----------
OTHER INCOME(EXPENSES)
Interest income                                     -            1,561
Interest expense                                    -          (18,257)
Gain on debt settlement                             -           10,307
                                           ----------       ----------
                                                    -           (6,389)
                                           ----------       ----------
Net loss                                   $  (40,614)      $ (268,445)
                                           ----------       ----------
Net loss per common share                  $        -       $     (.02)
                                           ----------       ----------
Weighted average number of common shares
used in computation of net loss per share  12,500,000       13,967,695
                                           ----------       ----------
The accompanying notes are an integral part of this statement.

                           MEDIAX CORPORATION
                      (A Development Stage Company)

                    STATEMENTS OF CASH FLOWS (unaudited)
                 Three Months Ended March 31, 1996 and 1997

                                                         1996         1997
                                                     ----------   ----------
Cash Flows from Operating Activities:
  Net Income (loss)                                  $  (40,614)  $ (268,445)
  Adjustments to reconcile net cash (used) pro-
    vided by operating activities:
    Amortization                                              -        3,303
    Depreciation                                              -        7,232
  Changes in assets and liabilities:
    Accounts receivable-trade                                 -      (32,520)
    Prepaid expenses                                          -       (2,768)
    Other assets                                        (50,660)           -
    Note and interest receivable-officer                      -       (1,038)
    Accounts payable-trade                                2,611         (945)
    Interest payable                                          -        4,964
                                                     ----------   ----------
      Net cash used in operating activities             (88,663)    (290,217)
                                                     ----------   ----------
Cash Flows from Investing Activities:
  Reduction in goodwill                                       -      227,157
  Purchase of fixed assets                               (7,089)      (8,923)
  Disposition of fixed assets                                 -       12,536
                                                     ----------   ----------
                                                         (7,089)     230,770
                                                     ----------   ----------
Cash Flows from Financing Activities:
  Principal payments on capital lease                         -       (5,047)
  Principal payments on notes payable                         -      (56,065)
  Reduction in notes payable                                  -     (250,000)
  Proceeds from sale of stock to private investors            -      366,293
  Proceeds received from issuance of notes payable            -      450,000
                                                     ----------   ----------
    Net cash provided by financing activities                 -      505,181
                                                     ----------   ----------
Net (decrease) increase in cash and cash equivalents    (95,752)     445,734
Cash and cash equivalents at beginning of period        231,254      224,331
                                                     ----------   ----------
Cash and cash equivalents at end of period           $  135,502   $  670,065
                                                     ----------   ----------


SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

No cash was paid during the period for income taxes or interest.

The accompanying notes are an integral part of this statement.

                        MEDIAX CORPORATION
                  (A Development Stage Company)
            Notes to Financial Statements (unaudited)
                           March 31, 1996 and 1997

(1)  BASIS OF PRESENTATION

The condensed financial statements of MediaX Corporation (the "Company") for the three months ended March 31, 1996 and 1997 are unaudited and reflect all adjustments, consisting of normal recurring adjustments as well as additional adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.

(2)  NET EARNINGS (LOSS) PER SHARE

Net earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents have been excluded from the computation for the three months ended March 31, 1996 and 1997, loss periods, as their inclusion would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following information should be read in conjunction with the financial statements and the notes thereto, as well as the section entitled "Management's Discussion and Analysis or Plan of Operations" from the Company's Annual Report on 10-KSB for its year ended December 31, 1996. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

FORWARD-LOOKING STATEMENTS

       EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE COMPANY'S DEPENDENCE ON THE TIMELY DEVELOPMENT, INTRODUCTION AND CUSTOMER ACCEPTANCE OF PRODUCTS, THE IMPACT OF COMPETITION AND DOWNWARD PRICING PRESSURES, THE ABILITY OF THE COMPANY TO REDUCE ITS OPERATING EXPENSES AND RAISE ANY NEEDED CAPITAL, THE EFFECT OF CHANGING ECONOMIC CONDITIONS AND RISKS IN TECHNOLOGY DEVELOPMENT. OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS INCLUDE THE RISKS AND UNCERTAINTIES DETAILED IN THE COMPANY'S MOST RECENT FORM 10-KSB AND ITS OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME.

OVERVIEW

       The technology market is currently expanding at an unprecedented rate. Shipments of multimedia-equipped personal computers now exceed one million per month and cumulative shipments to date exceed 80 million. This constantly increasing hardware base has spurred demand for interactive multimedia content. CD-ROM titles are sold through all mass-merchandising retail channels and revenue from CD-ROM publishing is projected to surpass $4 billion in 1997. Penetration of multimedia CD-ROMs in U.S. households reportedly now surpasses 33%. Internet subscribers are expected to grow from 10 million to over 100 million by 1999. Revenue from Internet content publishing alone is forecasted to reach $15 billion in the next five years.

       MediaX (the "Company") will operate primarily in multimedia services and product development. It is currently in the process of developing creative authoring, has obtained and will continue to obtain rights to intellectual properties, technical production, publication and distribution. The Company intends to maintain strict control on both quality and costs and to retain profit margins that are traditionally dispersed across many small companies, by taking a comprehensive approach to the multimedia industry.

BACKGROUND

     Although the Company has been in existence since 1986, its current operations have been in place only since its merger with MediaX in June 1996. Accordingly, the Company is still in many respects subject to many of the risks and uncertainties inherent to a new enterprise.

       The Company develops, produces and markets software products for the information/entertainment and development tool sector of the software industry in the form of software distributed on floppy disks and CD-ROMs. Two recently released CD-ROM entertainment products are "On the Road with BB King" and "Queensryche's Promised Land" which are being distributed by MCA and EMI records, respectively. The gold master of a product called "Surf & Destroy" has been delivered to Grolier Interactive. However, at this point in time it is questionable that it will be released, since Grolier is in the process of closing down or significantly reducing its game department.

     The Company was selected by Apple Computer to produce the Welcome Experience for their limited edition Twentieth Anniversary MacIntosh which was introduced on March 19, 1997. The Company developed the production to capitalize on the Twentieth Anniversary MacIntosh's extreme multimedia capabilities. The multimedia presentation features leading-edge animation, digital video, interactive 3D graphics, original soundtrack and theater quality audio.

       During December 1996, the Company signed an Electronic Rights License Agreement with Newspeak Media, Inc., which grants the Company the production and exclusive publishing rights for George Orwell's novel "1984" dubbed "Big Brother" in consideration for an agreed upon royalty. Production has commenced and the product is expected to be released into the market in late 1997 or early 1998.

       The Company has signed a contract with Peter Norton and Verbum for the exclusive distribution rights for a series of five CD-ROM's. The first CD-ROM will be called "Peter Norton's PC Guru". The Company has commenced work on the first product of the series and it is expected to be released in late 1997. Peter Norton's PC Guru is a Windows 3.1 and Windows 95 CD-ROM developed specifically to help PC users understand and use their computer systems to enhance both work and home life and to get support when a problem or question arises. It will introduce the user to key hardware internals and available software solutions for common personal and professional applications through illustrated, animated tutorials, and hands-on experience with demonstration versions of popular software products included on the disc. Software update, support and other current information will be provided to owners of the CD via "hot-links" to active third party Internet Web sites and a specific companion PC Guru website. The information provided on the disk will be comprehensive and accurate, from top technical experts. The major sections of the disk cover system software and hardware, peripheral devices, major application categories (such as "creativity" and "learning"), trouble-shooting, hands-on demonstration software applications and usable utilities and system customizing elements such as background graphics and start-up sounds. The additional ability to connect directly from the CD-ROM to major Internet sites will assure that the user, even long after the purchase of the CD-ROM, will always have the opportunity to bring his knowledge up-to-date and in addition, take advantage of many existing download opportunities for free software on the Internet.

       The Company is in the early development stage for Media Manager. Multimedia, Internet and traditional text processing and desktop or printing productions (accessing data on existing networks or archives, such as legal or medical documents) almost always involve many individuals or groups of people with various talents and specialties. Often times these groups work together on one project, either within the same location or in separate locations, connected through LAN's or wide area networks. A single multi media production for example can consist of 6,000 to 20,000 files consisting of graphic bitmap images, sound files and animation. Keeping track of those files or more importantly, managing modifications to various files and keeping track of which individual or group is actually working on a file or a set of files at any given time can be a never-ending and cost intensive task for production companies, law firms or any large corporation. An absolute critical task is indexing, sharing, retrieving and maintaining such files and their multiple versions. The objective of Media

Manager is to manage this process by cataloging all work, automatically keeping historical information and maintaining strict version control.

       Media Manager should administrate this task in a very transparent and visual manner, reproducing thumbnails of graphic images, sound files and text and spreadsheets files among others. File access will be achieved by simply double clicking those images. Media Manager should store digital data of any kind in a proprietary storage system, manage and version control it and create a flexible, transparent and visual archiving/administration system which can be dynamically used by different individuals or project groups over a LAN network or over the Internet.

       Media Manager will run on a Windows 95 or Windows NT platform and will also perform the function of HTML server. Users who are on various other machines and/or different operating platforms (i.e. MacIntosh's or SGI's) should be able to browse any media regardless of operating system or computing platform, as well as check in and out files. As an add-on, Media Manager should provide a stand alone Web server application, so clients can also run a simple Web server.

RESULTS OF OPERATIONS

       Prior to the merger with MediaX in June 1996, the Company's business activities were very limited. Therefore, there are no meaningful comparisons which can be made between the results for the three months ended March 31, 1996 and 1997 because there were no business activities during the three months ended 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $445,734 from December 31, 1996 to
March 31, 1997.   Over the same period, the Company's working capital
increased to a deficit of $119,256 from a deficit of $435,564 at December 31, 1996 due primarily to cash received in stock and debt issuances. During February 1997, the Company issued 350,000 shares to unrelated private investors at $1.00 each for a total of $350,000. In addition, two loans were consummated totaling $450,000 from Cabana Holdings Ltd., a beneficial shareholder. The uncollateralized loans dated February 11 ($350,000), and March 25 ($100,000), bear interest at prime plus 2% and are due February 28, 1998. Additionally, the noteholder has the option to convert all or part of the principal sum and any accrued interest into shares at a conversion price of $1.00 per share.

     The Company's success and ongoing financial viability is contingent upon its selling of its products and the related generation of cash flows. The Company is currently generating relatively little revenue and related cash flows and anticipates this trend will continue until such time, if any, new products are released and accepted in the marketplace. Management believes that its existing cash and working capital balances will be sufficient to meet its working capital needs for the balance of the year ending December 31, 1997. If the Company decides to commence with additional productions, it may be necessary to raise additional financing. The Company evaluates its liquidity and capital needs on a continuous basis and based on the Company's requirements and capital market conditions may, from time to time, raise working capital through additional debt or equity financing. There is no assurance that such financing will be available in the future to meet additional capital needs of the Company, or as to the terms or conditions of any such financing that is available.

     Should there be any significant delays in the release of new products, or lack of acceptance in the marketplace for such products if released, or the Company's working capital needs otherwise exceed its resources, the adverse onsequences would be severe. Both the management of the Company's current growth and the expansion of the Company's current business involve significant financial risk and require significant capital investment. As of March 31, 1997 the Company had no material commitments for capital expenditures.

PRODUCT DEVELOPMENT

     At present the Company has no product for sale in the retail channel. The Company is planning to release its first two products, "Peter Norton - PC Guru" and "MediaManager" into the market during the last quarter of 1997 and its third product "Big Brother" in the first or second quarter of 1998.

       There can be no assurance that new products will be released by the Company or if released, that such release will be on a timely basis; or that any products will achieve any significant degree of market acceptance or that such acceptance, if attained, will be sustained for any significant period; or that such products will be profitable or that profitability, if any, will be sustained. As well, the Company's success will depend in part on its ability to respond promptly to market feedback and provide adequate technical support and service to customers and there can be no assurance that the Company will be successful in so responding. Failure to complete on a timely basis, or lack of demand for new products upon completion and distribution, would have a material adverse effect upon the Company and such adverse effect would be severe.

     The Company believes continued investment in research and development to develop state-of-the-art technology for incorporation into its products is required if it is to remain competitive in the marketplace. The Company depends on the successful development of new products, including new titles and the adaptation of existing titles to new platforms and technologies, to expand its product offerings and to augment revenues from products that have declined in revenue prospects. The Company also depends on upgrades of existing products to lengthen the life cycle of such products. Finally, the Company must continually anticipate and adapt its products to emerging personal computer platforms and environments. If the Company's products become outdated and lose market share, or if new products or product upgrades are not introduced when planned or do not achieve the revenues anticipated by the Company, the Company's operating results could be materially adversely affected.

     Exclusive of licensing agreements and acquisitions, the length of time required to develop the Company's products and product upgrades typically ranges from nine to 24 months, as is common in the multimedia industry. Theoretically, the Company could experience delays in the planned release of new products or product upgrades from one to 15 months as a result of completing development, product testing and quality assurance. There can be no assurance that such delays from the planned product release dates will not occur in the future. Additionally, there can be no assurance that the Company will be able to release new products on schedule or that such new products, if released, will achieve market acceptance. If a product's release is delayed, it may lose market position and the Company's expected return on its investment in the product could be materially delayed or diminished.

Part II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which it is a party.

ITEM 2.  CHANGES IN SECURITIES.

       During February 1997, the Company sold 350,000 shares of its common stock to three accredited investors at a price of $1.00 per share. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 under Regulation D. The Company filed a Form D with the Securities and Exchange Commission to report the sales.

       During the first quarter March 31, 1997, under the Company's 1996 Stock Option Plan (the "Plan") the Company granted incentive stock options to purchase an aggregate number of 65,000 shares of Common Stock to a consultant of the Company. All options granted under the Plan during the quarter have been granted at exercise prices equal to the fair market value at the date of grant with vesting provisions at varying intervals through December 1997.

ITEM 5.  OTHER INFORMATION.

TRANSACTIONS INVOLVING THE COMPANY

       On February 20, 1997, the Company entered into a settlement agreement with one of the three former shareholders of MediaX, the company the Company merged with in June 1996, and an officer of the Company and a noteholder ("Noteholder 1"). Pursuant to the terms of this agreement, Noteholder 1 agreed to (1) resign as an officer of the Company, (2) transfer 656,250 shares of his common stock to Assisi Limited Partnership, a beneficial shareholder who initially issued the stock in the merger and (3) settle his $166,250 note from the Company in exchange for $32,500 cash plus computer equipment with a net book value of $12,536 (at December 31, 1996). In addition, Noteholder 1 agreed to enter into a Consulting Agreement with the Company to act as project manager for the "Apple Project" for a monthly consulting fee of $6,000 until the completion of the project. The project was completed during March 1997 and the consulting agreement concluded at the same time.

     On February 20, 1997, the Company also reached an agreement with another of the three former shareholders of MediaX, an officer of the Company and a noteholder ("Noteholder 2"). Noteholder 2 agreed to settle the $166,250 note from the Company in exchange for $50,000 cash, of which $25,000 was paid prior to March 31, 1997.

SALE OF SECURITIES UNDER REGULATION S

     On May 9, 1997 the Company issued 400,000 shares of its common stock to Westridge Capital Limited, a Bermuda corporation, upon conversion of a $300,000 convertible debenture plus accrued interest of approximately $14,000 (approximately $0.785 per share). The shares were issued pursuant to the exemption provided by Regulation S.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:                        None filed with this report.
(b)  Reports filed on Form 8-K:       None filed by the Company during the
                                      quarter for which this report is filed.

                            SIGNATURES

       In accordance with the requirements of the Exchange Act, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MEDIAX CORPORATION
                               (Registrant)

Date:  May 15, 1997            By: ___________________________________________
                                   Nancy Poertner, President