Form 10QSB
period 1997-06-30
MEDIAX CORP
filed 1997-08-14
CIK 849291

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
                                   (MARK ONE)

             /x/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

             / / TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_____________ to ___________

                           Commission File No. 0-23780

                               MEDIAX CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                     Nevada                     84-1107138
        (State or other Jurisdiction of      (I.R.S. Employer
         Incorporation or Organization)     Identification No.)

           8522 National Boulevard, Suite 110 Culver City, California
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (310) 815-8002

        -----------------------------------------------------------------
                     (Former Name, Former Address and Former
                    Fiscal Year if Changed Since Last Report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES x NO


         As of August 14, 1997, there were 14,663,139 shares of the Company's Common Stock, $.0001 Par Value, outstanding.


     Transitional Small Business Disclosure Format (check one): YES   NO x

                               MEDIAX CORPORATION
                                   FORM 10-QSB
                       For the Quarter Ended June 30, 1997


                                Table of Contents


                                     PART I
                              FINANCIAL INFORMATION

Item 1.    Financial Statements.............................................3

           Balance Sheet, June 30, 1997 (unaudited).........................3

           Statements of Operations
              Three Months Ended June 30, 1996 and 1997 (unaudited).........4
              Six Months Ended June 30, 1996 and 1997 (unaudited)...........5


           Statements of Cash Flows
              Six Months Ended June 30, 1996 and 1997 (unaudited)...........6

           Notes to Financial Statements....................................7

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................8



                                     PART II
                        OTHER INFORMATION AND SIGNATURES


Item 1.    Legal Proceedings...............................................12

Item 2.    Changes in Securities...........................................12

Item 5.    Other Information...............................................12

Item 6.    Exhibits and Reports of Form 8-K................................12

           Signatures......................................................13

                          PART I FINANCIAL INFORMATION

Item 1:  Financial Statements

                               MEDIAX CORPORATION
                            Balance Sheet (unaudited)
                                  June 30, 1997
Current Assets:
       Cash and cash equivalents                        $            359,925
       Accounts receivable - trade                                    23,511
       Accounts receivable - other                                    19,480
       Prepaid expenses                                               14,709
                                                               -------------
                                                                     417,625
                                                               -------------

Property and Equipment:
       Computer and office equipment                                 186,048
       Software                                                       62,563
       Furniture and fixtures                                         10,418
       Leasehold Improvements                                          4,027
                                                               -------------
                                                                     263,056
       Less:  Accumulated depreciation                             (142,325)
                                                               -------------
                                                                     120,731
                                                               -------------

Other Assets:
       Note and interest receivable - officer                        105,917
       License agreement and deferred software costs                 120,000
       Organization costs, net                                         2,757
       Other                                                          12,174
                                                               -------------
                                                                     240,848
                                                               =============
                                                        $            779,204
                                                               =============

Current Liabilities:
       Accounts payable - trade                         $             45,095
       Accounts payable - related parties                             39,248
       Obligation under capital lease, current portion                 3,755
       Notes payable, to former MediaX
         Shareholders, current portion                                42,500
       Notes payable                                                 466,428
                                                               -------------
                                                                     597,026
                                                               -------------
Long Term Liabilities
       Obligation under capital lease, non-current portion             3,292

Stockholders' Equity:
       Common stock, $.0001 par value.  Authorized
         75,000,000 shares; issued and outstanding
         14,663,139 shares.                                            1,466
       Additional paid-in capital                                  1,821,204
       Deficit accumulated during the development stage           (1,643,784)
                                                               -------------
                                                                     178,886
                                                               -------------
                                                        $            779,204
                                                               =============

       The accompanying notes are an integral part of this statement.

                               MEDIAX CORPORATION
                      Statements of Operations (unaudited)
                    Three Months Ended June 30, 1996 and 1997



                                                                        1996                            1997
                                                                     -------------                 -------------


SALES/COST OF SALES
         Sales                                                $                 16           $                 -
         Cost of sales                                                       6,280                       238,605
                                                                     -------------                 -------------
         Gross profit                                                       (6,264)                     (238,605)
                                                                     -------------                 -------------


GENERAL AND ADMINISTRATIVE
EXPENSES                                                                    80,744                       228,800
                                                                     -------------                  -------------

OTHER INCOME (EXPENSES)
         Interest income                                                         -                         4,261
         Interest expense                                                   (8,049)                      (19,358)
                                                                     -------------                 -------------
                                                                            (8,049)                      (15,097)
                                                                     -------------                 -------------

         Net loss                                             $            (95,057)          $          (482,502)
                                                                     =============                 =============

         Net loss per common share                            $              (0.03)          $             (0.03)
                                                                     =============                 =============

         Weighted average number of common shares
           used in computation of net loss per share                     8,842,143                    14,411,217
                                                                     =============                 =============


         The accompanying notes are an integral part of this statement.

                               MEDIAX CORPORATION
                      Statements of Operations (unaudited)
                     Six Months Ended June 30, 1996 and 1997




                                                       1996                                            1997
                                                   -------------                                   -------------

SALES/COST OF SALES
         Sales                                  $             16                       $                 155,080
         Cost of sales                                     6,280                                         386,721
                                                   -------------                                   -------------
         Gross profit                                     (6,264)                                       (231,641)
                                                   -------------                                   -------------

GENERAL AND ADMINISTRATIVE
EXPENSES                                                 121,888                                         455,092
                                                   -------------                                     -----------

OTHER INCOME (EXPENSES)
         Interest income                                       -                                           5,823
         Interest expense                                 (8,519)                                        (24,325)
         Miscellaneous income                              1,000                                          10,305
                                                   -------------                                   -------------

                                                          (7,519)                                         (8,197)
                                                   -------------                                   -------------

         Net loss                               $       (135,671)                      $                (694,930)
                                                   =============                                   =============

         Net loss per common share              $          (0.01)                      $                   (0.05)
                                                   =============                                   =============

         Weighted average number of common
           shares used in computation
           of net loss per share                      11,000,122                                      14,188,746
                                                   =============                                   =============


         The accompanying notes are an integral part of this statement.

                               MEDIAX CORPORATION
                      Statements of Cash Flows (unaudited)
                     Six Months Ended June 30, 1996 and 1997


                                                            1996                        1997
                                                      --------------                ------------
Cash Flows from Operating Activities:
     Net income (loss)                               $  (127,670)               $      (694,930)
     Adjustments to reconcile net cash
     (used) provided by operating activities:
         Amortization                                          -                         10,040
         Depreciation                                          -                         17,524
     Changes in operating assets and liabilities:
         Accounts receivable                                (450)                        76,824
         Accounts receivable - officer                         -                              -
         Prepaid expenses                                 (1,298)                           439
         Equipment                                       (13,676)                             -
         Other assets                                    (51,096)                       (11,247)
         Note and interest receivable - officer                -                         (2,087)
         Accounts payable - trade                        (19,601)                       (45,334)
         Loans payable                                    58,073                              -
         Capital lease, current portion                   11,615                         (4,379)
                                                   -------------                ---------------
             Net cash (used) in
             operating activities                       (144,103)                      (653,150)
                                                   -------------                ---------------

Cash Flows from Investing Activities:
     Reduction in goodwill                              (152,852)                       227,157
     Purchase of fixed assets                           (217,061)                       (22,705)
     Disposition of fixed assets                               -                         12,536
                                                   -------------                ---------------
         Net cash (used) in
         investing activities                           (369,913)                       216,988
                                                   -------------                ---------------

Cash Flows from Financing Activities:
     Increase (decrease) in long term debt               350,000                        (62,315)
     Increase (decrease) in long term lease                8,098                         (2,222)
     Increase (decrease) in loans payable                 24,502                       (250,000)
     Proceeds from sale of stock
      to private investors                                     -                        436,293
     Proceeds received from issuance
      of notes payable                                         -                        450,000
                                                   -------------                ---------------
         Net cash provided
          by financing activities                        382,600                        571,756
                                                   -------------                ---------------

Net (decrease) increase in cash
 and cash equivalents                                   (131,416)                       135,594
                                                   -------------                ---------------
Cash and cash equivalents
 at beginning of period                                  231,254                        224,331
                                                   -------------                ---------------

Cash & cash equivalents at end of period       $          99,838                $       359,925
                                               =================                ===============


Supplementary Disclosures of
 Cash Flow Information:
   No cash was paid  during  the  period  for  income  taxes  or  interest.
     The accompanying notes are an integral part of this statement.

                               MEDIAX CORPORATION
                    Notes to Financial Statements (unaudited)
                             June 30, 1996 and 1997


(1)      Basis of Presentation

         The condensed financial statements of MediaX Corporation (the "Company") for the six months ended June 30, 1996 and 1997 are unaudited and reflect all adjustments, consisting of normal recurring adjustments as well as additional adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for its year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.


(2)      Net Earnings (Loss) per Share

         Net earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents have been excluded from the computation for the three and six months ended June 30, 1997, loss periods, as their inclusion would be anti-dilutive.

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

         MediaX (the "Company") operates primarily by acquiring intellectual properties and developing, authoring, producing, marketing and distributing Company-owned interactive multimedia titles and software development tools; this vertically integrated model contrasts with its earlier development and production-for-fee service model (prior to 1997).

         MediaX currently has several such Company-owned projects in various stages of development and is continuing to review/acquire rights to new intellectual properties on which it later typically pays a royalty on sales. Through vertical integration and a focus on high marquis-value projects, the Company intends to maintain strict control on both quality and costs and to retain profits that are otherwise traditionally dispersed across several separate entities (as is still common in this and the film and recording industries).

Background

         Although the Company and its predecessor entities have been in existence since 1986, its current operations have been in place only since its merger with MediaX in June 1996. Accordingly, the Company is still in many respects subject to many of the risks and uncertainties inherent in a new enterprise.

         The Company develops, produces and markets software products for the information/ entertainment and development tool sector of the software industry in the form of software distributed on floppy disks and CD-ROMs. Two recently released CD-ROM entertainment products are "On the Road with BB King" and "Queensryche's Promised Land" which are being distributed by MCA and EMI records, respectively. The gold master of a product called "Surf & Destroy" has been delivered to Grolier Interactive. However, at this point in time it is questionable that it will be released, since Grolier is in the process of restructuring its game department.

         The Company was selected by Apple Computer to produce the Welcome Experience for their high-end, limited edition Twentieth Anniversary MacIntosh which was delivered in February for a March 1997 introduction. The Company developed the production to capitalize on the Twentieth Anniversary MacIntosh's extreme multimedia capabilities. The multimedia presentation features leading-edge animation, digital video, interactive 3D graphics, original soundtrack and theater quality audio.

         During December 1996, the Company signed an Electronic Rights License Agreement with Newspeak Media, Inc., which grants the Company the production and exclusive publishing rights for an interactive project based on George Orwell's novel "1984," entitled "Big Brother," in consideration for an agreed upon royalty. Production has commenced and the product is expected to be released into the market in Spring 1998.

         The Company has signed a contract with Peter Norton and Verbum for the exclusive publishing and marketing rights for an interactive, multimedia infotainment project entitled "Peter Norton - PC Guru," for which there is an option for up to five CD-ROMs. The Company has commenced work on the first such CD-ROM, which is expected to be released in late 1997. Peter Norton - PC Guru is a Windows 3.1 and Windows 95 CD-ROM developed specifically to help PC users understand and use their computer systems to enhance both work and home life and to get support when a problem or question arises. It will introduce the user to key hardware internals and numerous software solutions for common personal and professional applications through illustrated, animated tutorials, and hands-on experience with demonstration versions of popular software products included on the disc. Software update, support and other current information will be provided to owners of the CD via "hot-links" to active third party Internet Web sites and a specific companion PC Guru website. The information provided on the disk will be comprehensive and accurate, from top technical experts. The major sections of the disk cover system software and hardware, peripheral devices, major application categories (such as "creativity" and "learning"), trouble-shooting, hands-on demonstration software applications and usable utilities and system customizing elements such as background graphics and start-up sounds. The additional ability to connect directly from the CD-ROM to major Internet sites will assure that the user, even long after the purchase of the CD-ROM, will always have the opportunity to bring his knowledge up-to-date and, in addition, take advantage of many existing download opportunities for free software on the Internet.

         MediaX has recently signed marketing co-op agreements with two of the industry's most influential companies to participate in the Norton project and promotional activity -- Symantec/Norton Utilities Group for Symantec software, and AT&T for comprehensive co-marketing with its WorldNet Internet Service.

         The Company's Orwell-based "Big Brother" project is progressing on schedule for a Spring 1998 introduction. Additional personnel for the game design and engineering area have been hired to bring staffing up to the necessary levels. Talks for marketing cooperation are currently proceeding with several domestic and international companies.

         The Company is in the advanced development stage for Media Manager. Multimedia, Internet and traditional text processing and desktop or printing productions (accessing data on existing networks or archives, such as legal or medical documents) almost always involve many individuals or groups of people with various talents and specialties. Often these groups work together on one project, either within the same location or in separate locations, connected through LAN's or wide area networks. A single multimedia production, for example, can consist of 6,000 to 20,000 files composed of graphic bitmap images, sound files and animation. Keeping track of those files or, more importantly, managing modifications to various files and keeping track of which individual or group is actually working on a file, or a set of files, at any given time can be a never-ending and cost intensive task for production companies, law firms or any large corporation. An absolute critical task is indexing, sharing, retrieving and maintaining such files and their multiple versions on a real-time basis. The objective of Media Manager is to manage this process by cataloging all work, automatically keeping historical information and maintaining strict version control.

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

         Media Manager will run on a Windows 95 or Windows NT platform and will also perform the function of HTML server. Users who are on various other machines and/or different operating platforms (i.e., MacIntosh's or SGI's) should be able to browse any media regardless of operating system or computing platform, as well as check files in and out. As an add-on, Media Manager should provide a stand alone Web server application, so clients can also run a simple Web server.

Results of Operations

         Prior to the merger with MediaX in June 1996, the Company's business activities were very limited. Therefore, there are no meaningful comparisons which can be made between the results for the six months ended June 30, 1996 and 1997 because there were no business activities during the six months ended June 30, 1996.

Liquidity and Capital Resources

         Cash and cash equivalents increased $135,594 from December 31, 1996 to June 30, 1997. Over the same period, the Company's working capital deficit of $179,401 was reduced from a deficit of $435,564 at December 31, 1996 due primarily to cash received in stock and debt issuances. During May 1997, the Company issued 500,000 shares to two unrelated private investors at an average of approximately $0.76 for a total of $400,000. One of the investors holds warrants to purchase up to 100,000 shares for $1.20 each before June 12, 2000.

         The Company's success and ongoing financial viability is contingent upon its selling of its products and the related generation of cash flows. The Company is currently generating relatively little revenue and related cash flows and anticipates this trend will continue until such time, if any, that new products are released and accepted in the marketplace. Management believes that its existing cash and working capital balances will be sufficient to meet its working capital needs for the balance of the year ending December 31, 1997. If the Company decides to commence with additional productions, it may be necessary to raise additional capital. The Company evaluates its liquidity and capital needs on a continuous basis and, based on the Company's requirements and capital market conditions, may from time to time raise working capital through additional debt or equity financing. There is no assurance that such financing will be available in the future to meet additional capital needs of the Company, or as to the terms or conditions of any such financing that is available.

         Should there be any significant delays in the release of new products, or lack of acceptance in the marketplace for such products if released, or the Company's working capital needs otherwise exceed its resources, the adverse consequences would be severe. Both the management of the Company's current growth and the expansion of the Company's current business involve significant financial risk and require significant capital investment. As of June 30, 1997 the Company had no material commitments for capital expenditures.

Product Development

         At present the Company has no product for sale in the retail channel. The Company is planning to release its first two MediaX-owned products, "Peter Norton - PC Guru" and "Media Manager" into the market during the last quarter of 1997, and its third product "Big Brother" in the first half of 1998.

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

         Exclusive of licensing agreements and acquisitions, the length of time required to develop the Company's products and product upgrades typically ranges from nine to 16 months, as is common in the multimedia industry. Theoretically, the Company could experience delays in the planned release of new products or product upgrades from one to 15 months as a result of completing development, product testing and quality assurance. There can be no assurance that such delays from the planned product release dates will not occur in the future. Additionally, there can be no assurance that the Company will be able to release new products on schedule or that such new products, if released, will achieve market acceptance. If a product's release is delayed, it may lose market position and the Company's expected return on its investment in the product could be materially delayed or diminished.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

         There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which it is a party.

Item 2.  Changes in Securities.

         On May 8, 1997 the Company sold 100,000 shares of common stock and 100,000 warrants (each warrant to purchase one share of common stock each at $1.20 per warrant before June 12, 2000) to an accredited investor, for $70,000. The shares were issued pursuant to an exemption provided by Regulation D.

         During August 1997, the Company received a loan for $320,000 from an unaffiated person. The loan accrues interest at prime plus 2% and is due July 1998. The note holder has the option to convert all or part of the principal sum and any accrued interest into shares at $1.00 per share.

Item 5.  Other Information

         During May 1997, the Company sold 400,000 shares of its common stock to an unaffiliated person upon conversion of a $300,000 convertible debenture plus accrued interest of approximately $14,000 (approximately $0.785 per share). The shares were issued pursuant to an exemption provided by Regulation S.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:  none filed with this report.

         (b) Reports filed on Form 8-K: none filed by the Company during the quarter for which this report is filed.

                                                  SIGNATURE



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            MEDIAX CORPORATION



         Date:  August 14, 1997                     By:      /s/ Nancy Poertner
                                                            ------------------
                                                            Nancy Poertner
                                                            President