Form 10QSB/A
period 1997-06-30
MEDIAX CORP
filed 1997-08-14
CIK 849291

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-QSB/A
                                   (MARK ONE)

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

                               MEDIAX CORPORATION
                                   FORM 10-QSB/A
                       For the Quarter Ended June 30, 1997


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

                               MEDIAX CORPORATION
                      Statements of Cash Flows (unaudited)
                     Six Months Ended June 30, 1996 and 1997


                                                            1996                        1997
                                                      --------------                ------------
Cash Flows from Operating Activities:
     Net income (loss)                               $  (127,670)               $      (694,930)
     Adjustments to reconcile net cash
     (used) provided by operating activities:
         Amortization                                          -                         10,040
         Depreciation                                          -                         17,524
     Changes in operating assets and liabilities:
         Accounts receivable                                (450)                        76,824
         Prepaid expenses                                 (1,298)                           439
         Equipment                                       (13,676)                             -
         Other assets                                    (51,096)                       (11,247)
         Note and interest receivable - officer                -                         (2,087)
         Accounts payable - trade                        (19,601)                       (45,334)
         Loans payable                                    58,073                              -
         Capital lease, current portion                   11,615                         (4,379)
                                                   -------------                ---------------
             Net cash (used) in
             operating activities                       (144,103)                      (653,150)
                                                   -------------                ---------------

Cash Flows from Investing Activities:
     Reduction in goodwill                              (152,852)                       227,157
     Purchase of fixed assets                           (217,061)                       (22,705)
     Disposition of fixed assets                               -                         12,536
                                                   -------------                ---------------
         Net cash (used) in
         investing activities                           (369,913)                       216,988
                                                   -------------                ---------------

Cash Flows from Financing Activities:
     Increase (decrease) in long term debt               350,000                        (62,315)
     Increase (decrease) in long term lease                8,098                         (2,222)
     Increase (decrease) in loans payable                 24,502                       (250,000)
     Proceeds from sale of stock
      to private investors                                     -                        436,293
     Proceeds received from issuance
      of notes payable                                         -                        450,000
                                                   -------------                ---------------
         Net cash provided
          by financing activities                        382,600                        571,756
                                                   -------------                ---------------

Net (decrease) increase in cash
 and cash equivalents                                   (131,416)                       135,594
                                                   -------------                ---------------
Cash and cash equivalents
 at beginning of period                                  231,254                        224,331
                                                   -------------                ---------------

Cash & cash equivalents at end of period       $          99,838                $       359,925
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

FORWARD-LOOKING STATEMENTS

          EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-QSB/A ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE COMPANY'S DEPENDENCE ON THE TIMELY DEVELOPMENT, INTRODUCTION AND CUSTOMER ACCEPTANCE OF PRODUCTS, THE IMPACT OF COMPETITION AND DOWNWARD PRICING PRESSURES, THE ABILITY OF THE COMPANY TO REDUCE ITS OPERATING EXPENSES AND RAISE ANY NEEDED CAPITAL, THE EFFECT OF CHANGING ECONOMIC CONDITIONS AND RISKS IN TECHNOLOGY DEVELOPMENT. OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS INCLUDE THE RISKS AND UNCERTAINTIES DETAILED IN THE COMPANY'S MOST RECENT FORM 10-KSB AND ITS OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME.

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

Liquidity and Capital Resources

         Cash and cash equivalents increased $135,594 from December 31, 1996 to June 30, 1997. Over the same period, the Company's working capital deficit of $179,401 was reduced from a deficit of $435,564 at December 31, 1996 due primarily to cash received in stock and debt issuances. During May 1997, the Company issued 500,000 shares to two unrelated private investors at an average price of $0.76 for a total of $400,000. One of the investors holds warrants to purchase up to 100,000 shares for $1.20 each before June 12, 2000.

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

Item 2.  Changes in Securities.

         On May 8, 1997 the Company sold 100,000 shares of common stock and 100,000 warrants (each warrant to purchase one share of common stock each at $1.20 per warrant before June 12, 2000) to an accredited investor, for $70,000. The Company relied on an exemption provided by Regulation D.

         During August 1997, the Company received a loan for $320,000 from an unaffiliated person. The loan accrues interest at prime plus 2% and is due July 1998. The note holder has the option to convert all or part of the principal sum and any accrued interest into shares at $1.00 per share. The Company relied on an exemption provided by Regulation D.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits filed with this report:

              Exhibit 27:  Financial Data Schedule

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