Form 10QSB
period 1997-09-30
MEDIAX CORP
filed 1997-11-14
CIK 849291

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                               September 30, 1997

                           Commission File No. 0-23780




                               MEDIAX CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

              Nevada                                   84-1107138
   (State or other Jurisdiction of         (I.R.S.  Employer Identification No.)
    Incorporation or Organization)

           8522 National Boulevard, Suite 110 Culver City, California
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (310) 815-8002




       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO__




       As of November 11, 1997, there were 15,288,139 shares of the Company's Common Stock, $.0001 Par Value, outstanding.




       Transitional Small Business Disclosure Format (check one): YES __ NO _X_

                               MEDIAX CORPORATION
                                   FORM 10-QSB
                    For the Quarter Ended September 30, 1997
                    ----------------------------------------

                                Table of Contents


                                     PART I
                              FINANCIAL INFORMATION

Item 1.    Financial Statements...............................................3

           Balance Sheet, September 30, 1997 (unaudited)......................3

           Statements of Operations
              Three Months Ended September 30, 1996 and 1997 (unaudited)......4
              Nine Months Ended September 30, 1996 and 1997 (unaudited).......5


           Statements of Cash Flows
              Nine Months Ended September 30, 1996 and 1997 (unaudited).......6

           Notes to Financial Statements......................................7

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................8



                                     PART II
                        OTHER INFORMATION AND SIGNATURES


Item 1.    Legal Proceedings.................................................13

Item 2.    Changes in Securities.............................................13

Item 6.    Exhibits and Reports of Form 8-K..................................14

           Signatures........................................................15

                          PART I FINANCIAL INFORMATION

Item 1:  Financial Statements

                               MEDIAX CORPORATION
                            Balance Sheet (unaudited)
                               September 30, 1997

Current Assets:
       Cash and cash equivalents                                $            866,141
       Accounts receivable - trade                                            10,000
       Accounts receivable - other                                            19,480
       Prepaid expenses                                                       32,160
                                                                       --------------
                                                                             927,781
                                                                       --------------
Property and Equipment:
       Computer and office equipment                                         208,819
       Software                                                               62,563
       Furniture and fixtures                                                 10,419
       Leasehold improvements                                                  7,902
                                                                       --------------
                                                                             289,703
       Less:  Accumulated depreciation                                      (158,542)
                                                                       --------------
                                                                             131,161
                                                                       --------------
Other Assets:
       Note and interest receivable - officer                                106,830
       License agreement and deferred software costs                         190,000
       Organization costs, net                                                 2,521
       Other                                                                  10,391
                                                                       --------------
                                                                             309,742
                                                                       ==============
                                                                $          1,368,684
                                                                       ==============

Current Liabilities:
       Accounts payable - trade                                 $             76,311
       Accounts payable - related parties                                     59,197
       Obligation under capital lease, current portion                         7,054
       Subscriptions                                                         100,000
       Notes payable, to former MediaX
         Shareholders, current portion                                        42,500
       Notes payable                                                         802,981
                                                                       --------------
                                                                           1,088,043
                                                                       --------------
Long Term Liabilities
       Obligation under capital lease, non-current portion                     2,597

Stockholders' Equity:
       Common stock, $.0001 par value.  Authorized
         75,000,000 shares; issued and outstanding
         14,738,139 shares.                                                    1,473
       Additional paid-in capital                                          2,333,197
       Deficit accumulated during the development stage                   (2,056,626)
                                                                       --------------
                                                                             278,044
                                                                       --------------
                                                                $          1,368,684
                                                                       ==============

         The accompanying notes are an integral part of this statement.

                               MEDIAX CORPORATION
                      Statements of Operations (unaudited)
                 Three Months Ended September 30, 1996 and 1997

                                                                          1996                           1997
                                                                     --------------                 -------------

SALES/COST OF SALES
         Sales                                                $            141,051           $            90,000
         Cost of sales                                                     129,128                       208,711
                                                                     --------------                 -------------
         Gross profit                                                       11,923                      (118,711)
                                                                     --------------                 -------------


GENERAL AND ADMINISTRATIVE
EXPENSES                                                                   212,534                       277,522
                                                                     --------------                 -------------

OTHER INCOME (EXPENSES)
         Interest income                                                       530                         5,534
         Interest expense                                                      -                         (19,173)
         Miscellaneous expense                                                (806)                          -
                                                                     --------------                 -------------
                                                                              (276)                      (13,639)
                                                                     --------------                 -------------

         Net loss                                             $           (200,887)          $          (409,872)
                                                                     ==============                 =============

         Net loss per common share                            $              (0.02)          $             (0.03)
                                                                     ==============                 =============

         Weighted average number of common shares
           used in computation of net loss per share                    13,312,100                    14,706,346
                                                                     ==============                 =============


         The accompanying notes are an integral part of this statement.

                               MEDIA X CORPORATION
                      Statements of Operations (unaudited)
                  Nine Months Ended September 30, 1996 and 1997



                                                             1996                             1997
                                                       ---------------                  --------------

SALES/COST OF SALES
         Sales                                     $          141,067               $         243,511
         Cost of sales                                        135,408                         595,432
                                                       ---------------                  --------------
         Gross profit                                           5,659                        (351,921)
                                                       ---------------                  --------------

GENERAL AND ADMINISTRATIVE
EXPENSES                                                      342,943                         734,456
                                                       ---------------                  --------------

OTHER INCOME (EXPENSES)
         Interest income                                          530                          11,813
         Interest expense                                         -                           (43,514)
         Miscellaneous income                                     194                          10,305
                                                       ---------------                   -------------
                                                                  724                         (21,396)
                                                       ---------------                   -------------

         Net loss                                  $         (336,560)              $      (1,107,773)
                                                       ===============                  ==============

         Net loss per common share                 $            (0.03)               $          (0.08)
                                                       ===============                  ==============

         Weighted average number of common
           shares used in computation
           of net loss per share                            1,100,122                      14,435,436
                                                       ===============                  ==============


         The accompanying notes are an integral part of this statement.

                               MEDIA X CORPORATION
                      Statements of Cash Flows (unaudited)
                  Nine Months Ended September 30, 1996 and 1997

                                                                       1996                           1997
                                                                -----------------              ----------------
Cash Flows from Operating Activities:
     Net income (loss)                                          $       (336,560)              $    (1,107,773)
     Adjustments to reconcile net cash (used) provided
       by operating activities:
           Amortization & Depreciation                                       -                          44,016
     Changes in operating assets and liabilities:
           Accounts receivable                                              (450)                       89,898
           Prepaid expenses                                               (1,298)                      (16,575)
           Other assets                                                  (50,436)                       (9,464)
           Note and interest receivable - officer                            -                          (3,000)
           Accounts payable - trade                                       19,372                         5,831
           Loans payable                                                (109,719)                       32,981
           Capital lease, current portion                                 11,615                        (1,080)
                                                                -----------------              ----------------
                  Net cash (used) in operating activities               (467,476)                     (965,166)
                                                                -----------------              ----------------

Cash Flows from Investing Activities:
           Reduction in goodwill                                             -                         227,157
           Purchase of fixed assets                                     (217,061)                      (49,352)
           Disposition of fixed assets                                       -                          12,536
           Purchase of intangible asset                                 (153,664)                      (70,000)
                                                                -----------------              ----------------
                  Net cash (used) in investing activities               (370,725)                      120,341
                                                                -----------------              ----------------

Cash Flows from Financing Activities:
           Increase (decrease) in long term debt                         350,000                       (62,448)
           Increase (decrease) in long term lease                          3,586                        (2,917)
           Increase (decrease) in loans payable                              -                        (250,000)
           Proceeds from sale of stock to private investors              308,000                     1,032,000
           Proceeds received from issuance of notes payable                  -                         770,000
                                                                -----------------              ----------------
                  Net cash provided by financing activities              661,586                     1,486,635
                                                                -----------------              ----------------

Net (decrease) increase in cash and cash equivalents                    (176,615)                      641,810
                                                                -----------------              ----------------
Cash and cash equivalents at beginning of period                         231,154                       224,331
                                                                -----------------              ----------------

Cash and cash equivalents at end of period                      $         54,539               $       866,141
                                                                 ================              ================

Supplementary Disclosures of Cash Flow Information:
           No cash was paid during the period for
           income taxes or interest.

         The accompanying notes are an integral part of this statement.

                               MEDIAX CORPORATION
                    Notes to Financial Statements (unaudited)
                           September 30, 1996 and 1997


(1)      Basis of Presentation

         The condensed financial statements of MediaX Corporation (the "Company") for the nine months ended September 30, 1996 and 1997 are unaudited and reflect all adjustments, consisting of normal recurring adjustments as well as additional adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for its year ended December 31, 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.


(2)      Net Earnings (Loss) per Share

         Net earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents have been excluded from the computation for the three months and nine months ended September 30, 1997, loss periods, as their inclusion would be anti-dilutive.

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

         The Company has signed a contract with Peter Norton and Verbum for the exclusive publishing and marketing rights for an interactive, multimedia infotainment project entitled "Peter Norton - PC Guru," for which there is an option for up to five CD-ROMs. The Company has commenced work on the first such CD-ROM, which is expected to be released in late 1997. Peter Norton - PC Guru is a Windows 3.1 and Windows 95 CD-ROM developed specifically to help PC users understand and use their computer systems to enhance both work and home life and to get support when a problem or question arises. It will introduce the user to key hardware internals and numerous software solutions for common personal and professional applications through illustrated, animated tutorials, and hands-on experience with demonstration versions of popular software products included on the disk. Software update, support and other current information will be provided to owners of the CD via "hot-links" to active third party Internet Web sites and a specific companion PC Guru website. The information provided on the disk will be comprehensive and accurate, from top technical experts. The major sections of the disk cover system software and hardware, peripheral devices, major application categories (such as "creativity" and "learning"), trouble-shooting, hands-on demonstration software applications and usable utilities and system customizing elements such as background graphics and start-up sounds. The additional ability to connect directly from the CD-ROM to major Internet sites will assure that the user, even long after the purchase of the CD-ROM, will always have the opportunity to bring his knowledge up-to-date and, in addition, take advantage of many existing download opportunities for free software on the Internet.

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

         The Company has completed Media Manager and is deciding if the product should enter the market by retail distribution or by licensing/OEM. Multimedia, Internet and traditional text processing and desktop or printing productions (accessing data on existing networks or archives, such as legal or medical documents) almost always involve many individuals or groups of people with various talents and specialties. Often these groups work together on one project, either within the same location or in separate locations, connected through LAN's or wide area networks. A single multimedia production, for example, can consist of 6,000 to 20,000 files composed of graphic bitmap images, sound files and animation. Keeping track of those files or, more importantly, managing modifications to various files and keeping track of which individual or group is actually working on a file, or a set of files, at any given time can be a never-ending and cost intensive task for production companies, law firms or any large corporation. An absolute critical task is indexing, sharing, retrieving and maintaining such files and their multiple versions on a real-time basis. The objective of Media Manager is to manage this process by cataloging all work, automatically keeping historical information and maintaining strict version control.

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

Results of Operations

         The Company is still in the developmental stage and has only developed four products to date. The first six months of 1996 (prior to the merger) were very limited. Therefore, the only meaningful comparisons that can be made are for the third quarter.

Net Revenues
------------
                                                              (Decrease)
                                                   1996        Increase          1997
                                                 --------     ----------      ---------
Net Revenues               Third Quarter         $141,051        (36%)        $90,000


The third quarter revenues for 1996 were for the product Surf & Destroy. There was little revenue generated in the third quarter 1997 since the release date of "Peter Norton - PC Guru" is expected in the fourth quarter.

Cost of Revenues
-----------------
                                                              (Decrease)
                                                   1996        Increase          1997
                                                --------     ------------     ---------
Cost of Revenues           Third Quarter        $129,128          62%         $208,711


Cost of revenues consists of salaries of employees and outside consultants who design, test and manage each project. Costs have increased substantially due to the increase in the number of projects. There were two projects in the development stage during the third quarter 1996, compared to eight in the third quarter 1997.

General and Administrative Expenses
-----------------------------------
                                                              (Decrease)
                                                   1996        Increase          1997
                                                --------      ----------      ---------
G&A Expenses               Third Quarter        $212,534          31%         $277,522


General and administrative expenses are higher in the third quarter 1997 because of the additional overhead necessary to accommodate the increase in staff.


Other Income (Expense), net
---------------------------
                                                              (Decrease)
Other Income                                       1996        Increase          1997
                                                --------      ------------    ---------
(Expense)                  Third Quarter          ($276)      (greater-than   ($13,639)
                                                                  100%)

Other income and expense for the third quarter 1997 decreased due to the increase in interest expense that was generated from convertible debentures issued.

Net Income (Loss)

For the reasons outlined above, the Company realized a $409,872 net loss during the third quarter 1997 as compared to a net loss of $200,887 during the third quarter 1996.

Liquidity and Capital Resources

       Cash and cash equivalents increased $641,810 from December 31, 1996 to September 30, 1997. Over the same period, the Company's working capital deficit of $160,262 was reduced from a deficit of $435,564 at December 31, 1996 due primarily to cash received in stock and debt issuances.

       Two convertible debentures were sold to an accredited investor in March and August ($450,000 and $320,000 respectively) which pay interest at 2% per annum over the prime rate. During August and September the Company sold 646,154 shares of common stock to seven different accredited investors for $612,000.

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

       Should there be any significant delays in the release of new products, or lack of acceptance in the marketplace for such products if released, or the Company's working capital needs otherwise exceed its resources, the adverse consequences would be severe. Both the management of the Company's current growth and the expansion of the Company's current business involve significant financial risk and require significant capital investment. As of September 30, 1997 the Company had no material commitments for capital expenditures.

Product Development

       At present the Company has no product for sale in the retail channel. The Company is planning to release its first two MediaX products, "Peter Norton - PC Guru" and "Media Manager" into the market during the last quarter of 1997, and its third product "Big Brother" in the first half of 1998.

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

Item 2.  Changes in Securities.

         On March 25, 1997, the Company sold to an accredited investor for $450,000, a convertible debenture which pays interest at 2% per annum over the prime rate of the Bank of America, calculated monthly on the principal portion of $350,000 from February 11, 1997 and on the principal portion of $100,000 from March 25, 1997. The debenture is due on February 28, 1998, but the principal sum and any accrued interest may be converted into shares of common stock at any time before the due date at a price of $1.00 per share.

         On April 20, 1997, the Company engaged a consultant to provide financial public relations services for the Company for a term of twelve months. As part of the compensation for such services, the Company issued to the consultant 75,000 shares of the Company's common stock and 125,000 options, each option to purchase one share of common stock at $1.25 per share, and an additional 125,000 options, each option to purchase one share of common stock at $2.50 per share. All such options vest in monthly increments of one-twelfth or 8.333% of the total share and options per month from April 10, 1997.

         On July 21, 1997, the Company engaged a firm to act as sales representative for the Company's software. As part of the consideration for such services, the Company granted the principals of the firm options to purchase 250,000 shares of the Company's common stock at a price of $1 1/8 per share. Options to purchase 25,000 shares vested on September 30, 1997. Additional options vest upon the future shipment of units.

         On August 1, 1997, the Company sold a convertible debenture to an accredited investor for $320,000, which pays interest on the principal of $320,000 at 2% per annum over the prime rate of the Bank of America, calculated monthly from August 1, 1997. The debenture is due on July 31, 1998, but the principal sum and any accrued interest may be converted into shares of common stock at any time before the due date at a price of $0.70 per share.

         On August 12, 1997, the Company engaged a firm to provide investor relations/public relations services for the Company for a term of one year. As part of the consideration for such services, the Company granted the firm 45,000 options, each option to purchase one share of the Company's common stock at a price of $1.38 per share. The options vest at a rate of 3,750 per month, each month.

         On August 22, 1997, the Company sold 200,000 shares of common stock to an accredited investor for $148,000.

         On August 29, 1997, the Company sold 50,000 shares of common stock and 50,000 warrants (each warrant to purchase one share of common stock at an exercise price of $1.30 per share, exercisable for five years from the date of sale) to an accredited investor for $52,000.

         On September 2, 1997, the Company sold 50,000 shares of common stock and 50,000 warrants (each warrant to purchase one share of common stock at an exercise price of $1.30 per share, exercisable for five years from the date of sale) to an accredited investor for $52,000.

         On September 7, 1997, the Company sold 100,000 shares of common stock and 100,000 warrants (each warrant to purchase one share of common stock at an exercise price of $1.30 per share, exercisable for five years from the date of sale) to an accredited investor for $104,000.

         On September 9, 1997, the Company sold 100,000 shares of common stock and 100,000 warrants (each warrant to purchase one share of common stock at an exercise price of $1.30 per share, exercisable for five years from the date of sale) to an accredited investor for $104,000.

         On September 10, 1997, the Company sold 50,000 shares of common stock and 50,000 warrants (each warrant to purchase one share of common stock at an exercise price of $1.30 per share, exercisable for five years from the date of sale) to an accredited investor for $52,000.

         On September 25, 1997, the Company sold 96,154 shares of common stock to an accredited investor for $100,000.

         Exemption from registration under the Securities Act of 1933, as amended (the "Act"), is claimed for the sale of all of the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Act.

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

                                                   MEDIAX CORPORATION



         Date:  November 14, 1997                  By: /s/ Nancy Poertner
                                                       ------------------
                                                       Nancy Poertner
                                                       President