Form 10KSB
period 1997-12-31
MEDIAX CORP
filed 1998-03-30
CIK 849291

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended: December 31, 1997
                           Commission File No. 0-23780

                               MEDIAX CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

                                     Nevada
         (State or Other Jurisdiction of Incorporation or Organization)

                                   84-1107138
                     (I.R.S. Employer Identification Number)

        8522 National Boulevard, Suite 110, Culver City, California 90232
          (Address of Principal Executive Offices, Including Zip Code)

                                 (310) 815-8002
                            Issuer's Telephone Number

        Securities Registered Pursuant to Section 12(b) of the Act: None.
           Securities Registered Pursuant to Section 12(g) of the Act:

                    SHARES OF COMMON STOCK, $.0001 PAR VALUE

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $228,511.

The aggregate market value of the Issuer's Common Stock, $.0001 Par Value, held by non-affiliates of the Issuer, based on the closing sale price of the Common Stock on February 26, 1998 as reported on the OTC Bulletin Board, was approximately $6,600,000.

As of February 26, 1998 there were 16,080,447 shares of the Issuer's Common Stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                    [MEDIAX\10-KSB:123197.KSB]-9

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

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

         During April 1994, the Company effected a 1 for 300 reverse stock split and on February 23, 1996, the Company effected a 3.13 for 1 forward stock split. All financial information and share data in the remainder of this Report gives retroactive effect to these two stock splits.

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

         The Company is engaged in the business of developing and distributing multimedia products. These products are developed for the personal computer market and are primarily designed for informational and entertainment purposes. MediaX maintains its offices in Culver City and Santa Cruz, California and has approximately 22 employees.

                                                    [MEDIAX\10-KSB:123197.KSB]-9

DESCRIPTION OF BUSINESS

         As a result of the Company's acquisition of all of the issued and outstanding shares of Zeitgeist, Inc. and MediaX, the Company now has new management and a new business plan. The Company is engaged in the business of developing, publishing and distributing interactive CD-ROM and Internet content for the expanding multimedia market. Management believes that due to the varied and extensive expertise of its President, Executive Vice President and outside director in the areas of artist and record company management, film production, software development and distribution and proprietary technology development, the Company will bridge the entertainment and technology markets.

         The Company will operate primarily in multimedia services and product development. It is currently in the process of developing creative authoring tools, has obtained rights to intellectual properties, producing, publishing and distributing multimedia software and content. The Company intends to maintain strict control of both quality and costs and to retain profit margins that are traditionally dispersed across many small companies, by taking a comprehensive approach to production and distribution of its products.

PRINCIPAL PRODUCTS AND SERVICES

         The Company develops, produces and markets software products for the information/entertainment and development tool sector of the software industry in the form of software distributed on floppy disks and CD-ROM's. Three recently released CD-ROM entertainment products are "On the Road with BB King, "Queensryche's Promised Land" and "Peter Norton PC Guru" and they are being distributed by MCA, EMI Records and MediaX, respectively. A product called "Surf & Destroy" has been delivered to Grolier Interactive. At this point in time it will not be released, since Grolier has closed down its game department.

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

         During December 1996, the Company signed an Electronic Rights License Agreement with Newspeak Media, Inc., which grants the Company the production and exclusive publishing rights for George Orwell's novel "1984" dubbed "Big Brother" in consideration for an agreed upon royalty. Production has commenced and the product is expected to be released into the market late 1998.

         The Company has signed a contract with Peter Norton and Verbum for the production and the exclusive distribution rights for a CD-ROM called "Peter Norton PC Guru." The Company has commenced work on this product and it has been released in December of 1997. Peter Norton PC Guru is a Windows 3.1 and Windows 95 CD-ROM developed specifically to help PC owners understand and use their computer systems, to enhance both work and home life, and to get support when a problem or question arises. It introduces the user to key hardware internals and available software solutions for common personal and professional applications through illustrated, animated tutorials, and hands-on experience with demonstration versions of popular software products included on the disc. Software update, support and other current information is provided to owners of the CD via "hot-links" to active third party Internet Web Sites and a specific companion PC Guru website. The information provided on the disc is comprehensive and accurate, from top technical experts. The major sections of the disc cover system software and hardware, peripheral devices, major application categories

                                                    [MEDIAX\10-KSB:123197.KSB]-9

(such as "creativity" and "learning"), troubleshooting, hands-on demonstration software applications, and usable utilities and system customizing elements such as background graphics and start-up sounds. The additional ability to connect directly from the CD-ROM to major Internet sites assures that the user, even long after the purchase of the CD-ROM, will always have the opportunity to bring his knowledge up-to-date and in addition, take advantage of many existing down load opportunities for free software on the Internet.

         MediaX has recently signed a marketing co-op agreement with AT&T, one of the industry's most influential company's to participate in the Norton project and promotional activity for comprehensive co-marketing with its WorldNet Internet Service.

         The Company's Orwell-based "Big Brother" project is progressing on schedule for a 2nd half 1998 introduction. Additional personnel for the game design and engineering area have been hired to bring staffing up to the necessary levels. Discussions for marketing cooperation are currently proceeding with several domestic and international companies.

         The Company is in the process of completing Media Manager and is deciding if the product should enter the market by retail distribution or by licensing/OEM. Multimedia, Internet and traditional text processing and desktop or printing productions (accessing data on existing networks or archives, such as legal or medical documents) almost always involve many individuals or groups of people with various talents and specialties. Often these groups work together on one project, either within the same location or in separate locations, connected through LAN's or wide area networks. A single multimedia production, for example, can consist of 6,000 to 20,000 files composed of graphic bitmap images, sound files and animation. Keeping track of those files or, more importantly, managing modifications to various files and keeping track of which individual or group is actually working on a file, or a set of files, at any given time can be a never-ending and cost intensive task for production companies, law firms or any large corporation. An absolute critical task is indexing, sharing, retrieving and maintaining such files and their multiple versions on a real-time basis. The objective of Media Manager is to manage this process by cataloging all work, automatically keeping historical information and maintaining strict version control.

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

         Media Manager runs on a Windows 95 or Windows NT platform and also performs the function of HTML server. Users who are on various other machines and/or different operating platforms (i.e., MacIntosh's or SGI's) should be able to browse any media regardless of operating system or computing platform, as well as check files in and out. As an add-on, Media Manager provides a stand alone Web server application, so clients can also run a simple Web server.

PATENTS, TRADEMARKS AND LICENSES

         The Company presently owns no patents, trademarks or licenses. As a developer, the Company intends to develop mainly its own proprietary titles, which will result in the development of innovative technology solutions with broad applications in other growing markets, especially in the on-line environment. The Company will file the appropriate applications for patents, trademarks or licenses as its products are developed.

                                                    [MEDIAX\10-KSB:123197.KSB]-9

COMPETITION

         The Company is a minor participant among companies which engage in multimedia development. Many of these companies have significantly greater capitalization and greater experience in this industry.

EMPLOYEES

         The Company presently has 22 employees and subcontractors.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company maintains its corporate offices at 8522 National Boulevard, Suite 110, Culver City, California 90232. The Company pays approximately $3,200 per month for rent pursuant to a lease which expires February 3, 1999. The Company maintains its software development office at 303 Petrero St., #42-302, Santa Cruz, California 95060. The Company pays approximately $3,146 per month for rent for its Santa Cruz operations pursuant to a lease which expires in June 2000.

ITEM 3.           LEGAL PROCEEDINGS

         There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which it is a party.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.



                                     PART II

ITEM 5.           MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

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


        Quarter Ended             High Bid          Low Bid
March 31, 1997                     $2.12        $1.43
June 30, 1997                      $1.25        $ .94
September 30, 1997                 $1.38        $1.00
December 31, 1997                  $1.09        $ .84

         (b) HOLDERS. As of March 15, 1998, the Company had approximately 48 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

                                                    [MEDIAX\10-KSB:123197.KSB]-9

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

                                                    [MEDIAX\10-KSB:123197.KSB]-9

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

                  On September 25, 1997, the Company sold 192,308 shares of common stock and 192,308 warrants (each warrant to purchase one share of common stock at an exercise price of $1.50 per share, exercisable for five years from the date of sale) to an accredited investor for $200,000.

                  On November 4, 1997, the Company issued 400,000 shares of common stock to an unrelated third party in exchange for $600,000 of prepaid advertising.

                  On February 13, 1998, the Company sold 200,000 shares of common stock and 100,000 warrants (each warrant to purchase one share of common stock at an exercise price of $1.50 per share, exercisable for five years from the date of sale) to an accredited investor for $200,000.

                  On March 1, 1998, the Company replaced the two convertible debentures with a new convertible debenture due September 1, 1998, for $850,000 which pays interest at the same rate as the replaced debenture. The principal sum of the new debenture and any accrued interest may be converted into common shares at any time prior to the due date at $.60 per share.

                  Exemption from registration under the Securities Act of 1933, as amended (the "Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Act.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

                                                    [MEDIAX\10-KSB:123197.KSB]-9

GOING CONCERN

         The Company has experienced recurring net losses and has limited liquid resources. Management's intent is to increase the Company's sales and continue searching for additional sources of capital. In the interim, the Company will continue operating with minimal overhead and administrative functions will be provided by key employees and consultants, some of whom are compensated primarily in the form of the Company's common stock. The Company may need to utilize its common stock to fund its operations through fiscal 1998.
Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

RESULTS OF OPERATIONS

         The financial results in the Statements of Operations for the year ended December 31, 1997, reflect the complete year of MediaX operations. Since MediaX is the only operating business, there are no meaningful comparisons which can be made with the statements of operations for the year ended December 31, 1996, because the 1996 results reflect the operations for the Company's subsidiary MediaX for the period from June 27, 1996 through December 31, 1996, and the operations of the Company for the complete year.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had a working capital of $134,046, as compared to negative working capital of $435,564 at December 31, 1996. The improvement in working capital is attributable to the Company raising approximately $1,000,000 in cash and $600,000 of prepaid advertising from the issuance of common stock, offset by cash used for the payment of current liabilities for on going operations during the year ended December 31, 1997.

         The Company's success and ongoing financial viability is contingent upon its selling of its products and the related generation of cash flows. The Company is currently generating relatively little revenue and related cash flows and anticipates this trend will continue until such time, if any, new products are released and current products accepted in the marketplace. Management believes that its existing cash and working capital balances will be sufficient to meet its working capital needs for the balance of the fiscal year ending December 31, 1998. However, the Company may need to utilize its common stock to fund its operations through fiscal 1998. If the Company decides to commence with additional productions, it may be necessary to raise additional financing.

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

         As of the date of this Report, the Company had no material commitments for capital expenditures.

                                                    [MEDIAX\10-KSB:123197.KSB]-9

         The Company is planning to do additional private placements of it's common stock to raise up to an additional $1 million to provide working capital for the Company's planned business activities. The success, or lack thereof, of this funding may have a material impact on the future of the Company. Similarly, the lack of sufficient sales of the Company's products will have a material impact on the future of the Company.

ITEM 7.           FINANCIAL STATEMENTS

         Please see pages F-1 through F-16.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company, their ages, positions held in the Company, and duration as such, are as follows:

         NAME                       AGE     POSITION HELD AND TENURE

         Nancy Poertner             42      President, Secretary and Director
                                            since February 23, 1996
         Rainer Poertner            50      Director since February 23, 1996
         Matthew MacLaurin          31      Director, Executive V.P. since June
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

                                                    [MEDIAX\10-KSB:123197.KSB]-9

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

ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth information regarding the executive compensation for the Company's President and Executive V.P. for the years ended December 31, 1997, 1996 and 1995 from the Company and its subsidiaries. No other executive officer received compensation in excess of $100,000 during these periods.


       Summary Compensation Table
------------------------------------------
 Name and Principal      Fiscal    Salary    Other Annual        Options
     Position            Year      ($)       Compensation ($)    Granted (#)
---------------------    ------    -------   ----------------    -----------

Nancy Poertner           1997      158,458        6,720               N/A
President, Secretary,    1996      114,583        7,200               N/A
 Director                1995      N/A            N/A                 N/A

                                                    [MEDIAX\10-KSB:123197.KSB]-9

       Summary Compensation Table
------------------------------------------
 Name and Principal      Fiscal    Salary    Other Annual        Options
     Position            Year      ($)       Compensation ($)    Granted (#)
----------------------   ------    ------    ----------------    -----------

Matthew MacLaurin        1997      114,000        N/A                 N/A
Executive VP, Director   1996      23,665         N/A                 N/A
                         1995      N/A            N/A                 N/A

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

                                                    [MEDIAX\10-KSB:123197.KSB]-9

         Options to purchase a total 678,164 shares at an exercise price of $2.25 per share were granted during April 1996. No options were granted to officers or directors of the Company during fiscal 1997.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth, as of March 15, 1998, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually, and all Officers and Directors as a group. Each person has sole voting and investment power over the shares except as noted.


                                   Amount and Nature
Name and Address                   of Beneficial Interest        Percent
of Officers and Directors          of Common Stock               of Class
--------------------------------   ----------------------        ---------
Nancy Poertner                            8,093,750 (1)               49%
8522 National Blvd., Suite 110
Culver City, CA 90232

Rainer Poertner                           8,093,750 (1)               49%
3958 Ince Boulevard
Culver City, CA 90232

Assisi Limited Partnership                8,093,750 (1)               49%
10866 Wilshire Blvd., 15th Floor
Los Angeles, CA  90024

Mizzentop Holdings Ltd.                      902,500 (2)              5.5%
4 George Street
Nassau, Bahamas

Matthew MacLaurin                            956,250                  5.8%
325A River Street
Santa Cruz, CA  95060

All Directors and Officers                 9,050,000 (1)              54.8%
  as a group (3 persons)

----------------------------------
(1) Assisi Limited Partnership is a Nevada Limited Partnership of which Nancy Poertner is a General Partner and owns a 100% interest. Rainer Poertner may be deemed to be a beneficial owner of the shares owned by Assisi Limited Partnership by virtue of his spousal relationship to Nancy Poertner. Mr. Poertner disclaims any beneficial interest in such shares.

(2) Mizzentop Holdings Ltd. is a Bahamas corporation in which Mr. Kevin O'Neill, a Canadian citizen, has an indirect beneficial interest. Mizzentop Holdings Ltd. and Mr. O'Neill, however, disclaim ownership by Mr. O'Neill of shares in the Company.

         The Company knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of the Company.

                                                    [MEDIAX\10-KSB:123197.KSB]-9

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         The 12,500,000 shares issued to acquire Zeitgeist were issued to the following shareholders of Zeitgeist in the amounts set forth:

                  NAME                               NUMBER OF SHARES
              --------------------------             ----------------
              Assisi Limited Partnership                9,475,000
              Cabana Holdings Ltd.                      1,162,500
              Mizzentop Holdings Ltd.                   1,162,500
              Mark R. Moldenhauer                         700,000
                    Total                              12,500,000

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

         The 2,037,500 shares issued to acquire MediaX were issued to the following shareholders of MediaX in the amounts set forth:

                  NAME                               NUMBER OF SHARES
         -----------------                           ----------------
         Matthew MacLaurin                               956,250
         Gaben Chancellor                                956,250
         David Traub                                     125,000
                  Total                                2,037,500

                                                    [MEDIAX\10-KSB:123197.KSB]-9

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

         On January 2, 1998, the Company engaged a firm to act as sales representative in Canada for the Company's software. As part of the consideration for such services, the Company granted the principal of the firm options to purchase 25,000 shares of the Company's common stock at a exercise price of $.87 per share. On March 31, 1998, 5,000 shares of the option are immediately exercisable, with the remaining shares of the option vesting each three months after at the rate of 2,500 shares per three months.



                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      3.       EXHIBITS.


     NUMBER                          DESCRIPTION                                       LOCATION
-----------      ---------------------------------------------       ----------------------------------------

3.1              Certificate of Incorporation                        Incorporated by reference to Exhibit 3.1
                                                                     to the Company's Registration
                                                                     Statement on Form S-18 (No.
                                                                     33-28258)

3.1(a)           Articles of Amendment to the Articles of            Incorporated by reference to Exhibit
                 Incorporation dated February 23, 1996, for          3.1(a) to the Company's Form 10-KSB
                 the name change to Zeitgeist  Werks, Inc.           for the year ended December 31, 1995

3.1(b)           Articles of Amendment to the Articles of            Incorporated by reference to Exhibit
                 Incorporation dated August 15, 1996, for the        3.1(b) to the Company's Form 10-KSB
                 name change to MediaX Corporation                   for the year ended December 31, 1996

3.2              Bylaws                                              Incorporated by reference to Exhibit 3.2
                                                                     to the Company's Registration
                                                                     Statement of Form S-18 (No. 33-28258)

10.1             Disengagement Agreement dated February              Incorporated by reference to Exhibit
                 20, 1997, with Gaben   Chancellor                   10.1 to the Company's Form 10-KSB
                                                                     for the year ended December 31, 1996


                                                    [MEDIAX\10-KSB:123197.KSB]-9


     NUMBER                          DESCRIPTION                                       LOCATION
-----------      ---------------------------------------------       -----------------------------------------

10.2             Employment Agreement dated January 1,               Incorporated by reference to Exhibit
                 1996                                                with  Nancy Poertner 10.2 to the
                                                                     Company's Form 10-KSB for the
                                                                     year  ended December 31, 1996.

10.3             Employment Agreement dated June 26, 1996            Incorporated by reference to Exhibit
                 with Matthew MacLaurin                              10.3 to the Company's Form 10-KSB
                                                                     for the year ended December 31, 1996.

27               Financial Data Schedule                             Filed herewith electronically


        (b) REPORTS ON FORM 8-K. No Reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                                    [MEDIAX\10-KSB:123197.KSB]-9

                                   SIGNATURES



                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1998                   MEDIAX CORPORATION

                                        By:  /s/  Nancy Poertner
                                             ----------------------------------
                                                  Nancy Poertner, President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                  Title                              Date
----------------------              --------------------      ----------------
/s/  Nancy Poertner                 President, Secretary      March 27, 1998
----------------------              and Director

/s/  Rainer Poertner                Director                  March 27, 1998
----------------------
     Rainer Poertner

/s/  Matthew MacLaurin              Executive V.P. and        March 27, 1998
----------------------
     Matthew MacLaurin              Director

                                                    [MEDIAX\10-KSB:123197.KSB]-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
MediaX Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of MediaX Corporation at December 31, 1997 and the related statements of changes in stockholders' equity, operations and cash flows for each of the two years ended December 31, 1996 and 1997 and for the period from inception (March 30, 1995) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MediaX Corporation at December 31, 1997 and the results of its operations and its cash flows for each of the two years ended December 31, 1996 and 1997 for the period from inception (March 30, 1995) to December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and has an accumulated deficit of ($2,279,196) at December 31, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/  Davis & Co., CPAs, P.C.
                                        ---------------------------------------
                                             Davis & Co., CPAs, P.C.
                                             Certified Public Accountants

Englewood, Colorado
March 6, 1998

                                                     [MEDIAX\10-KSB:123197.FS]-4


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                      Balance Sheet As Of December 31, 1997


ASSETS
Current assets
   Cash and cash equivalents                                   $         392,673
   Accounts receivable                                                    10,343
   Inventories                                                            51,817
   Prepaid advertising costs                                             600,000
   Other prepaid expenses                                                 37,389
                                                               -----------------
                                                               $       1,092,222
Property and equipment
   Computers and office equipment                              $         211,218
   Software                                                              143,740
   Furniture and fixtures                                                 18,424
                                                               -----------------
   Less: accumulated depreciation                                        373,382
                                                                        (172,553)
                                                               $         200,829
Other assets
   Note and interest receivable - officer                      $         107,830
   Deferred software development costs                                   300,000
   License agreement and trademark                                        21,153
   Organization costs, net                                                 2,285
   Deposits and other assets                                               9,339
                                                               -----------------
                                                                         440,607
                                                               $       1,733,658
LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)
Current liabilities
   Convertible debentures payable                              $         822,712
   Notes payable, other                                                   15,968
   Notes payable to former MediaX shareholders                            10,663
   Accounts payable - trade                                               78,708
   Accounts payable - related parties                                     24,455
   Obligation under capital lease                                          5,670
                                                               -----------------
                                                               $         958,176
Commitments, contingency and subsequent events (Notes 5, 6, and 9)
Stockholders' equity (deficit)
   Preferred stock, $.0001 par value per share;
        10,000,000 shares authorized and no shares
        issued                                                 $              --
   Common stock, $.0001 par value per share;
        75,000,000 shares authorized; 15,880,447
        shares issued and outstanding                                      1,588
   Additional paid-in capital                                          3,053,090
   Deficit accumulated during the development stage                   (2,279,196)
                                                               -----------------
                                                                         775,482
                                                               $       1,733,658


         The accompanying notes are an integral part of this statement.

                                                     [MEDIAX\10-KSB:123197.FS]-4


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
                 For the Period From Inception (March 30, 1995)
                              to December 31, 1997

                                                       COMMON STOCK
                                            -------------------------------------
                                               SHARES                                       ADDITIONAL
                                            (As Restated)            AMOUNT               PAID-IN CAPITAL
---------------------------------------     ----------------  -------------------   --------------------------

Shares issued in March 1995
   for cash of $.000008 per share
   to an officer and director                     12,500,000  $             1,250   $                  (1,150)
Net loss for the period from
   inception (March 30, 1995) to
   December 31, 1995
Balance at December 31, 1995                      12,500,000                 1,250                     (1,150)
Adjustment for shares of
   Zeitgeist Werks, Inc.
   outstanding immediately prior
   to reorganization on February
   23, 1996, valued at net
   monetary asset amount                             658,039                   66                     249,757
Exchange of 154,000 shares
   during March 1996 for notes
   and interest payable of
   $308,000                                          154,000                    15                     307,985
Issuance of 125,000 shares to
   consultant on April 20, 1996
   in exchange for services                          125,000                    13                    124,987
Cancellation of 2,037,500 shares
   by majority shareholder on
   June 27, 1996                                 (2,037,500)                 (204)
Issuance of 2,037,500 shares on
   June 27, 1996 in exchange for
   all of the stock of MediaX                      2,037,500                   204
Sale of 25,100 shares to
   unrelated parties during June
   and July 1996 at $2 per share                      25,100                    2                       52,198
Sale of 350,000 shares to
   unrelated parties during Nov.                     350,000                    35                    349,965
   and Dec. 1996 at $1 per share
Net (loss) for year ended Dec. 31,
   1996
Balance at December 31, 1996                      13,812,139  $              l,381  $                1,083,742


                                                                      (Continued

         The accompanying notes are an integral part of this statement.

                                                     [MEDIAX\10-KSB:123197.FS]-4


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
                 For the Period From Inception (March 30, 1995)
                              to December 31, 1997
                                    (Page 2)

                                                       COMMON STOCK
                                            -------------------------------------
                                               SHARES                                       ADDITIONAL
                                            (As Restated)            AMOUNT               PAID-IN CAPITAL
                                            ---------------   -------------------   -------------------------

Sale of 350,000 shares to various
   unrelated parties during
   January and February 1997 at
   $1 per share                                     350,000   $                35   $                 349,965
Sale of 100,000 shares and
   warrants to unrelated party
   during May 1997 at $.70 per
   unit                                             100,000                    10                      69,990
Sale of 542,308 shares to various
   unrelated parties during
   August and September 1997 at
   $1.04    per share                               542,308                    54                     563,946
Sale of 200,000 shares to
   unrelated party during August
   1997 at $.74 per share                           200,000                    20                     147,980
Conversion of note and interest
   payable to Westridge Capital
   (unrelated party) into 400,000
   shares of common stock at
   $.794 per share in August
   1997                                             400,000                    40                     317,507
Issuance of 400,000 shares at
   $1.50 per share to unrelated
   party in exchange for prepaid
   advertising during November
   of 1997                                          400,000                    40                     599,960
Commissions paid to unrelated
   party for private placement
   sales of stock                                        --                    --                     (80,000)
Issuance of 76,000 shares at par
   value to unrelated parties
   pursuant to other agreements
   during 1997                                       76,000                     8                          --
Net (loss) for year ended
   December 31, 1997                                     --                    --                          --
                                         ------------------   -------------------   -------------------------
Balance at December 31, 1997                     15,880,447   $             1,588   $               3,053,090
                                         ===================  ====================  =========================


                                                                     (Continued)

         The accompanying notes are an integral part of this statement.

                                                     [MEDIAX\10-KSB:123197.FS]-4


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
                 For the Period From Inception (March 30, 1995)
                              to December 31, 1997
                                    (Page 3)

                                                      DEFICIT
                                                    ACCUMULATED                    TOTAL
                                                    DURING THE                 STOCKHOLDERS'
                                                    DEVELOPMENT                   EQUITY
                                                       STAGE                     (DEFICIT)
                                             -----------------------   ---------------------------

Shares issued in March 1995
   for cash of $.000008 per share
   to an officer and director                $                         $                       100
Net loss for the period from
   inception (March 30, 1995) to
   December 31, 1995                                          (37,238)                     (37,238)
                                             ------------------------  ---------------------------
Balance at December 31, 1995                                  (37,238)                     (37,138)
Adjustment for shares of Zeitgeist
   Werks, Inc. outstanding
   immediately prior to
   reorganization on February 23,
   1996, valued at net monetary
   asset amount                                              (268,064)                     (18,241)
Exchange of 154,000 shares
   during March 1996 for notes and
   interest payable of $308,000                                    --                      308,000
Issuance of 125,000 shares to
   consultant on April 20, 1995 in
   exchange for services                                           --                      125,000
Cancellation of 2,037,500 shares
   by majority shareholder on June
   27, 1996                                                        --                         (204)
Issuance of 2,037,500 shares on
   June 27, 1996 in exchange for all
   of the stock of MediaX                                          --                          204
Sale of 25,100 shares to unrelated
   parties during June and July 1996
   at $2 per share                                                 --                       52,200
Sale of 350,000 shares to unrelated
   parties during Nov. and Dec.
   1996 at $1 per share                                            --                      350,000
Net (loss) for year ended Dec. 31,
   1996                                                      (643,554)                    (643,554)
                                             ------------------------  ---------------------------
Balance at December 31, 1996                 $               (948,855) $                   136,268


                                                                     (Continued)

         The accompanying notes are an integral part of this statement.

                                                     [MEDIAX\10-KSB:123197.FS]-4


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
                 For the Period From Inception (March 30, 1995)
                              to December 31, 1997
                                    (Page 4)

                                                      DEFICIT
                                                    ACCUMULATED                    TOTAL
                                                    DURING THE                 STOCKHOLDERS'
                                                    DEVELOPMENT                   EQUITY
                                                       STAGE                     (DEFICIT)
                                             ------------------------  ----------------------------

Sale of 350,000 shares to various
   unrelated parties during January
   and February 1997 at $1 per share                               --  $                    350,000
Sale of 100,000 shares and warrants
   to unrelated party during May
   1997 at $.70 per unit                                           --                        70,000
Sale of 542,308 shares to various
   unrelated parties during August
   and September 1997 at $1.04 per
   share                                                           --                       564,000
Sale of 200,000 shares to unrelated
   party during August 1997 at $.74
   per share                                                       --                       148,000
Conversion of note and interest
   payable to Westridge Capital
   (unrelated party) into 400,000
   shares of common stock at $.794
   per share in August 1997                                        --                       317,547
Issuance of 400,000 shares at $1.50
   per share to unrelated party in
   exchange for prepaid advertising
   during November of 1997                                         --                       600,000
Commissions paid to unrelated party
   for private placement sales of
   stock                                                           --                       (80,000)
Issuance of 76,000 shares at par
   value to unrelated parties
   pursuant to other agreements
   during 1997                                                     --                             8
Net (loss) for year ended December
   31, 1997                                                (1,330,341)                   (1,330,341)
                                             ------------------------  ----------------------------
Balance at December 31, 1997                 $             (2,279,196) $                    775,482
                                             ========================  ============================


         The accompanying notes are an integral part of this statement.

                                                     [MEDIAX\10-KSB:123197.FS]-4


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                        FOR THE PERIOD
                                                                                                             FROM
                                                                                                          INCEPTION
                                                               FOR THE YEAR ENDED                      (March 30, 1995)
                                                                  DECEMBER 31,                         TO DECEMBER 31,
                                                          1997                     1996                      1997
                                                ------------------------  ---------------------- ---------------------------

SALES/COST OF SALES
      Sales                                     $               228,511   $             392,125  $                   620,636
      Cost of sales                                             268,258                 142,644                      410,902
                                                -----------------------   ---------------------  ---------------------------
      Gross profit (loss)                                       (39,747)                249,481                      209,734
GENERAL AND ADMINISTRATIVE
  EXPENSES
      Amortization                                                  944                  35,939                       36,883
      Depreciation                                               57,589                  28,929                       86,518
      Employee benefits                                          11,709                   9,034                       20,743
      Insurance                                                  32,689                  23,043                       55,732
      Legal and accounting                                       81,762                  46,196                      129,528
      Other administrative                                       56,654                  25,644                       83,152
      Postage and delivery                                       11,930                   7,096                       19,026
      Professional and outside services                         399,475                 259,793                      680,268
      Publicity and promotion                                    40,074                  27,119                       67,193
      Rent and utilities                                         69,731                  21,524                       90,985
      Salaries                                                  377,901                 345,737                      723,638
      Supplies                                                   38,617                  13,894                       57,820
      Taxes - payroll                                            25,266                  16,317                       41,583
      Taxes and licenses                                          8,272                   9,046                       17,318
      Telephone                                                  18,212                  11,687                       29,899
      Travel                                                     29,460                  11,836                        46,881
                                                -----------------------   ---------------------  ----------------------------
                                                              1,260,285                 892,384                     2,187,437
OTHER INCOME (EXPENSES)
      Interest income                                             17,182                  5,403                       22,585
      Interest expense                                          (63,398)                 (7,198)                     (73,516)
      Gain on sale of asset                                          --                   1,000                        1,000
      Other income                                               15,907                     594                       16,501
                                                -----------------------   ---------------------  ---------------------------
                                                                (30,309)                   (201)                     (33,430)
                                                -----------------------   ---------------------  ---------------------------
Net (loss)                                                  $(1,330,341)  $            (643,554) $                (2,011,133)
                                                ========================  =====================  ===========================
Weighted average number of common
  shares                                                     14,618,160              13,285,972                   13,521,025
                                                =======================   =====================  ===========================
Net (loss) per common share (primary)           $                  (.09)  $                (.05) $                      (.15)
                                                =======================   =====================  ===========================
Net (loss) per common share (fully
 diluted)                                       $                  (.08)  $                (.04) $                      (.14)
                                                =======================   =====================  ===========================


         The accompanying notes are an integral part of this statement.

                                                     [MEDIAX\10-KSB:123197.FS]-4


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                      FOR THE PERIOD
                                                                                                             FROM
                                                                                                          INCEPTION
                                                                    FOR THE YEAR ENDED                 (March 30, 1995)
                                                                       DECEMBER 31,                    TO DECEMBER 31,
                                                                 1997                1996                    1997
                                                          ------------------- ------------------ ---------------------------

Cash Flows from Operating Activities
      Net income (loss)                                   $       (1,330,341) $        (643,554) $                (2,011,133)
      Adjustments to reconcile to net cash
      provided by operating activities
           Stock issued for services                                       8            125,000                      125,008
           Amortization                                                  944             35,939                       36,883
           Depreciation                                               57,589             28,929                       86,518
      Changes in assets and liabilities
           Decrease (increase) in accounts
              receivable                                              89,992           (100,335)                     (10,343)
           Decrease (increase) in accounts
              receivable - officer                                    19,043            (19,043)                          --
           (Increase) in prepaid expense                             (21,804)           (15,585)                     (37,389)
           (Increase) in inventories                                 (51,817)                --                      (51,817)
           (Increase) in deposits and other assets                    (8,412)              (582)                      (9,338)
           (Increase) in note and interest
              receivable - officer                                    (4,000)           (53,830)                    (107,830)
           Increase (decrease) in accounts
           payable   - trade                                         (11,721)            86,664                       78,708
           Increase (decrease) in accounts
           payable   - related parties                               (14,793)            28,658                       24,455
           (Decrease) increase in interest payable                        --             (2,920)                          --
                                                          ------------------  -----------------  ---------------------------
           Net cash (used) by operating activities                (1,275,312)          (530,659)                  (1,876,277)
Cash Flows from Investing Activities
      Deferred software development costs                           (200,000)          (100,000)                    (300,000)
      Purchase of fixed assets                                      (135,944)           (71,208)                    (207,152)
      Proceeds from sale of fixed assets                               1,222              1,600                        2,822
                                                          ------------------  -----------------  ---------------------------
      Net cash (used) by investing activities                       (334,722)          (169,608)                    (504,330)
Cash Flow from Financing Activities
      Principal payments on capital lease                             (7,978)           (14,443)                     (22,421)
      Net proceeds from sale of stock to private
         investors                                                 1,052,000            402,200                    1,454,300
      Retirement of notes payable                                   (117,843)            (5,150)                    (122,993)
      Proceeds received from issuance of notes
         payable and convertible debentures                          852,197            312,197                    1,464,394
                                                          ------------------  -----------------  ---------------------------
      Net cash provided by financing activities                    1,778,376            694,804                    2,773,280
                                                          ------------------  -----------------  ---------------------------


                                                                     (Continued)

         The accompanying notes are an integral part of this statement.

                                                     [MEDIAX\10-KSB:123197.FS]-4


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                    (Page 2)

                                                                                                        FOR THE PERIOD
                                                                                                             FROM
                                                                                                          INCEPTION
                                                                    FOR THE YEAR ENDED                 (March 30, 1995)
                                                                       DECEMBER 31,                    TO DECEMBER 31,
                                                                 1997                1996                    1997
                                                          ------------------- ------------------ ---------------------------

Increase (decrease) in cash and cash equivalents          $          168,342  $          (5,463) $                   392,673
Cash and cash equivalents, beginning of period                       224,331             229,794                          --
                                                          ------------------  ------------------ ---------------------------
Cash and cash equivalents, end of period                  $          392,673  $         224,331  $                   392,673
                                                          ==================  =================  ===========================
Supplemental Disclosures of Cash Flow Information Cash paid during year for:
            Interest expense                              $           55,851  $          10,188  $                     66,039
                                                          ==================  =================  ============================
        Cash received during the year for:
            Interest income                               $           13,182  $           1,573  $                    14,755
                                                          =================== =================  ===========================
        Cash paid during the year for:
            Income taxes                                  $              800  $             800  $                     1,600
                                                          =================== ================== ===========================


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

        On June 27, 1996, the Company acquired all of the issued and outstanding shares of MediaX (a California S- corporation) in exchange for a $350,000 note payable to the former MediaX shareholders and 2,037,500 shares of the Company's common stock. The non-cash portion of this acquisition included $152,517 of net property and equipment, primarily specialized computers and software used in developing, publishing and distributing interactive CD-Rom and Internet content for the multi-media market. In addition, the Company received $24,479 of other non-cash assets, $10,188 of cash and assumed $89,561 of the liabilities of MediaX that existed at June 27, 1996.

        In August of 1997, the Company's note and accrued interest payable in the amount of $317,547 to Westridge Capital was converted into 400,000 shares of common stock with a basis of $.794 per share. In November of 1997 the Company exchanged 400,000 shares of common stock for $600,000 of prepaid advertising.

         The accompanying notes are an integral part of this statement.

                                                     [MEDIAX\10-KSB:123197.FS]-4

                               MEDIAX CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1997

Note 1:     SIGNIFICANT ACCOUNTING POLICIES

        Significant accounting policies are as follows:

a.      ORGANIZATION AND MERGER

        MediaX Corporation ("the Company") (formerly Zeitgeist Werks, Inc. and Edinburgh Capital, Inc.) was incorporated as Fata Morgana, Inc. under the laws of the State of Colorado on August 15, 1986. On September 15, 1988, the Company amended its Articles of Incorporation to change its name to Edinburgh Capital, Inc. The Company was in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. Planned principal operations of the Company had not yet commenced, and activities to February 22, 1996 had been limited to its formation, obtaining initial capitalization, the completion of a public offering of its common stock, and limited investments and loans.

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

        Because the Zeitgeist shareholders obtained a majority of the voting rights in the Company as a result of this transaction, for financial reporting purposes, the merger was accounted for as a recapitalization of Zeitgeist and an acquisition by Zeitgeist, Inc. of the Company. Accordingly, the accompanying financial statements reflect transactions from March 30, 1995, the inception date of Zeitgeist, Inc. Zeitgeist Inc., as the acquiror, continued its business operations under the Company's name which was changed to Zeitgeist Werks, Inc. effective February 23, 1996. The Company's name was later changed to MediaX Corporation effective with the acquisition of MediaX on June 27, 1996 (see Note 6b., herein).

        MediaX Corporation is still considered to be in the development stage because although its principal business activities have commenced, it had not yet generated significant revenues from these activities.

b.      BASIS OF PRESENTATION

        The accompanying financial statements include the activities of Zeitgeist, Inc. from its inception (March 30, 1995) to December 31, 1995 and for the year ended December 31, 1996; and the activities of the Company from February 23, 1996, the effective date of the Zeitgeist, Inc. merger to December 31, 1997. The activities of MediaX have been included from the effective date of the MediaX acquisition (which was accounted for using the purchase method of accounting), June 27, 1996, through December 31, 1997.

c.      CASH AND CASH EQUIVALENTS

        For purposes of the statement of cash flows, cash and cash equivalents consist of demand deposits in banks. Cash equivalents are carried at cost which approximates market.

                                                     [MEDIAX\10-KSB:123197.FS]-4

                               MEDIAX CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1997

d.      INVENTORIES

        Inventory at December 31, 1997 consists of certain packaging materials and the two compact discs that will comprise the Company's first production lot of "Peter Norton, PC Guru" scheduled for shipment to distributors in early 1998. Inventory is recorded at the lower of cost or market using the first-in first-out method.

e.      PROPERTY AND EQUIPMENT

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

f.      DEFERRED SOFTWARE DEVELOPMENT COSTS

        Certain development costs for CD-rom masters are capitalized in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and are reported at the lower of unamortized cost or net realizable value. Amortization will be taken commencing with the sales activity of the related product using the straight-line method and asset lives approximating the retail sales life of the final product, generally three to five years.

g.      NET INCOME (LOSS) PER COMMON SHARE

        The net income (loss) per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding.

h.      ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

i.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate cost because of the immediate or short-term maturity of these financial instruments. The fair value of the Company's long-term note and interest receivable from officers does not significantly differ from cost at December 31, 1997.

j.      INCOME TAXES

        Under SFAS 109, "Accounting for Income Taxes", deferred tax assets and liabilities are generally determined based on the difference between the financial statements and the tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Recognition of a deferred tax asset is allowed if future realization is more-likely-than-not. The Company has provided a full valuation allowance for its deferred tax asset (relative to net operating loss carryforwards) because its realization is not considered more-likely than-not.

                                                     [MEDIAX\10-KSB:123197.FS]-4

                              MEDIAX CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1997

        As of December 31, 1997, the Company has a net operating loss carryforward of approximately $1,807,000 available for income tax purposes. This carry-forward expires in 2012.

        The Company's prior net operating losses totaling $268,000 expire in years 2003 to 2010. Usage of the earlier net operating losses is limited based on IRS Code Sec. 382. This code section limits the use of pre-change losses whenever a stock ownership change of more than 50% occurs within the "testing period", which is generally a three-year period.

Note 2:     GOING CONCERN

        The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and to carry out its planned operations and has an accumulated deficit of ($2,279,196) at December 31, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        Management believes that its cash flow requirements in the next year can be met from its anticipated cash flows from initial sales of "Peter Norton, PC Guru" and that the Company can also obtain additional equity or debt financing. There is no assurance that the Company will be able to obtain such financing. The financial statements, herein, do not include any adjustments that might result from the outcome of this uncertainty.

Note 3:     NOTE RECEIVABLE - OFFICER

        On December 6, 1995, $50,000 was loaned to the Company's President. The uncollateralized note bears interest at 4% per annum and is due in full, along with interest, on January 1, 2000. Pursuant to the terms of the note, an additional $50,000 was loaned on February 25, 1996 under the same terms. Accrued interest at December 31, 1997 was $7,830.

Note 4:     CONVERTIBLE SUBORDINATED DEBENTURES AND NOTES PAYABLE

        a. An uncollateralized note payable to an unrelated party for $297,000 dated November 15, 1995 had interest at the bank's prime rate and was due the earlier of November 15, 1997 or when the Company raised $500,000 or more in a private placement of its common stock. See Note 6c., herein, regarding the conversion of this note and accrued interest of $20,547 into 400,000 shares of the Company's common stock on May 9, 1997.

        b. Also included in notes payable - other is a $15,968 short-term uncollateralized loan from a vendor with interest at 9% per annum.

        c. The Company also owes $10,663 to a former  shareholder of MediaX (see
Note 6b., herein). This payable is uncollateralized, non-interest bearing and due on demand.

        d. On March 29, 1997, the Company sold to an accredited unrelated investor for $450,000 a convertible debenture which pays interest at 2% per annum over the prime rate of the Bank of America, calculated monthly on the principal portion of $350,000 from February 11, 1997 and on the principal portion of $100,000 from March 25, 1997. The debenture is due on February 28, 1998, but the principal sum and any accrued interest may be converted into shares of common stock at any time before the due date at a price of $1.00 per share. Accrued interest at December 31, 1997 was $39,480.

        On August 1, 1997, the Company sold a convertible debenture to the same investor for $320,000, which pays interest on the principal of $320,000 at 2% per annum over the prime rate of the Bank of America, calculated monthly from August 1, 1997. The debenture is due on July 31, 1998, but the principal sum and any accrued interest may be converted into shares of common stock at any time before the due date at a price of $0.70 per share. Accrued interest at December 31, 1997 was $13,232.

                                                     [MEDIAX\10-KSB:123197.FS]-4

                               MEDIAX CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1997

        On March 1, 1998, the Company replaced both debentures with a new convertible debenture for $850,000 which pays interest at the same rate as the replaced debentures and is due on September 1, 1998. The principal sum of the new debenture and any accrued interest may be converted into common shares at any time prior to the due date at $.60 per share

Note 5:     COMMITMENTS AND CONTINGENCIES

        a.  LEASE COMMITMENTS

        The Company leases certain computer equipment under a capital lease agreement. Required minimum lease payments under this agreement over the next two years as of December 31, 1997 is as follows:


                             YEAR                           AMOUNT
----------------------------------------------------   -----------------
1998                                                   $           5,484
1999                                                               1,096
                                                       -----------------
Total minimum lease payments                                       6,580
Less estimated amount representing interest                         (910)
                                                       -----------------
Obligations under capital lease at December 31, 1997   $           5,670
                                                       =================

        The Company leases space for its research and production studio in Santa Cruz, California from an unrelated party under an operating lease agreement which expires June 30, 2000. The minimum lease payments required to the end of the lease are as follows:


         YEAR                AMOUNT
----------------------  -----------------
         1998           $          37,752
         1999                      37,752
         2000                      18,876
                        -----------------
                        $          94,380
                        =================

        Rental expense for 1997 and 1996 for the Company's Santa Cruz studio and
corporate  offices  in  Culver  City,   California  were  $57,410  and  $17,396,
respectively.

        b.  SALES TAX CONTINGENCY

            The Company does not pay or charge sales taxes to its customers. The state of California has indicated that it believes state sales taxes are applicable to the Company's sales. The Company's position is that it does not believe sales taxes are applicable to the Company's sales and therefore it has not collected any sales taxes from its customers. The ultimate outcome of this matter cannot be predicted. No amounts have been accrued in the financial statements, herein, for any sales taxes which might ultimately be determined to be owed. If sales taxes were to be owed on all of the Company's California sales to date, approximately $134,000 of such sales taxes would be due, plus any applicable interest and penalties.

                                                     [MEDIAX\10-KSB:123197.FS]-4

                              MEDIAX CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1997

        c. CREDIT RISK - UNINSURED DEMAND DEPOSITS

        The Company's demand deposits at a local bank at December 31, 1997 were $409,231, which exceeds the maximum FDIC insured balance limit of $100,000 by $309,231.

        d.  OTHER COMMITMENTS

            During the normal course of its business, the Company has entered into a software licensing agreement which requires an additional payment of $30,000 upon satisfactory completion of the contract by the vendor. The Company has also entered into three professional services contracts requiring future payments. The first is with a public relations firm and requires payments of $3,000 per month to August 12, 1998. The second is with a manufacturers sales representative and requires $3,000 monthly retainers (to be offset with commissions earned) through July 31, 1999. The third is with a marketing consultant and requires $7,000 monthly payments through March 31, 1998.

Note 6:     COMMON STOCK AND STOCK OPTIONS

        a.  REORGANIZATION

            On February 24, 1996, the Company acquired all of the issued and outstanding shares of Zeitgeist, Inc. (a Nevada corporation) in exchange for 12,500,000 shares of its common stock. The effect of this reorganization has been retroactively restated to the March 30, 1995 inception date of Zeitgeist, Inc.

        b.  ACQUISITION OF MEDIAX BY ZEITGEIST, INC.

            On June 27, 1996, the Company issued 2,037,500 shares of its common stock for all of the issued and outstanding shares of MediaX, a California S-corporation engaged in the business of developing, publishing and distributing interactive CD-rom and Internet content for the fast growing multimedia market. Pursuant to the merger agreement, the Company's largest shareholder Assisi Limited Partnership ("Assisi") (owned 100% by the Company's President) surrendered for cancellation 2,037,500 shares of common stock. In addition, the Company agreed to pay $350,000 to the three shareholders of MediaX. As of December 31, 1996, this amount had not been paid and was listed as a "Note Payable to Former MediaX Shareholders" in the balance sheet. During 1997, the balance of the note was reduced to $10,663 by a combination of $77,837 in cash payments, the exchange of equipment worth $12,536, the netting of $21,805 due from the former shareholders of MediaX, Inc., and write-offs of previous goodwill relative to the 1996 acquisition totaling $227,159.

        c.  CONVERSION OF NOTE PAYABLE

            On March 21, 1996, the Company converted $300,000 of notes payable and $8,000 of accrued interest due to an unrelated party into 154,000 shares of common stock at $2 per share. On May 9, 1997 the Company converted $297,000 of notes payable and $20,547 of accrued interest due to another unrelated party into 400,000 shares of common stock at $.794 per share (see Note 4a.).

        d.  PRIVATE SALES

            During June and July 1996, 25,100 shares were sold to unrelated private investors for cash proceeds of $52,200. During November and December of 1996, 350,000 shares were sold to unrelated private investors for cash proceeds of $350,000. During 1997 additional shares were sold to unrelated private investors as follows:

                                                     [MEDIAX\10-KSB:123197.FS]-4

                              MEDIAX CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1997


                                                                 PRICE PER
        TIME PERIOD      SHARES                   NUMBER SHARE   PROCEEDS
-------------------      --------- ------------   ------------   ----------

January/February         350,000                  $     1.00     $  350,000     $  350,000
May                                                  100,000            .70         70,000
August/September                                     542,308           1.04        564,000
August                                               200,000            .74        148,000
                                                  ------------                  -----------
                                                  $1,192,308                    $1,132,000
Less : Commissions                                                                 (80,000)
                                                                                -----------
Net Proceeds                                                                    $1,052,000
                                                                                ===========


               e.    STOCK ISSUED FOR CONSULTING AND PROFESSIONAL SERVICES

                     On April 20, 1996, the Company issued 125,000 shares of common stock to an unrelated third party consultant in exchange for services rendered. At the same time the consultant was granted options to purchase up to 250,000 shares of the Company's common stock at $2.00 per share. These options expire on April 20, 1999.

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

                     On November 4, 1997, the Company issued 400,000 shares of common stock to an unrelated third party in exchange for $600,000 of prepaid advertising costs.

               f.    STOCK OPTIONS

                     26,100 of the shares of common stock sold to qualified private investors during 1996 each included an option to purchase a share of common stock at an exercise price of $3.00 expiring June 18, 1998.

                     The 100,000 shares of common stock sold to an accredited investor in May of 1997 each included an option to purchase a share of common stock at an exercise price of $1.20 per share until June 12, 2000.

                     350,000 of the shares of common stock sold during August and September 1997 for $1.04 each included a warrant to purchase one share of common stock at an exercise price of $1.30 per share, exercisable for five years from the date of sale.

                                                     [MEDIAX\10-KSB:123197.FS]-4

                               MEDIAX CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1997

               g.    STOCK OPTION PLAN

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

Note 7:        RELATED PARTY TRANSACTIONS

               a.    LOANS TO OFFICER

                     See Note 3, herein, regarding loans made to the Company's President.

               b.    COMMITMENT - EMPLOYMENT AGREEMENTS

                     Effective January 1, 1996, the Company entered into a four-year employment agreement with its President. The Company is obligated to pay annual base salary as follows:

                    $185,000           January 1, 1998 to October 31, 1998
                    $215,000           November 1, 1998 to October 31, 1999

                    Unless terminated by either party upon 60 days written notice, this agreement will automatically renew for additional two-year terms after the initial four-year term expires.

                    Effective June 26, 1996, the Company entered into a three-year employment agreement with its Executive Vice-President by which the Company is obligated to pay base salaries of $125,000 and $155,000 for each of two years ended June 30, 1998 and 1999, respectively.

                    Both of these agreements also provide for a bonus at the end of each fiscal quarter as determined by the Company's Board of Directors. Both the President and Executive Vice-President may voluntarily terminate their employment at any time.

              c. REVENUE FROM RELATED ENTITY

                     1997  revenue   includes   $75,000  received  for  services
provided to an entity which has a common director with the Company.

Note 8:       MAJOR CUSTOMERS

                    During the year ended December 31, 1997, the Company's revenues were generated from three major customers located throughout the United States, which has been the trend from inception. This trend is expected to change during 1998 as the Company begins to sell "Peter Norton, PC Guru" and other products to various distributors throughout the United States and Europe.

                                                     [MEDIAX\10-KSB:123197.FS]-4

Note 9:       SUBSEQUENT EVENTS

              On February 13, 1998, the Company sold 200,000 shares of common stock to an accredited unrelated investor for $200,000.

              On March 1, 1998, the Company replaced the two convertible debentures described in Note 4d. with a new convertible debenture for $850,000 which pays interest at the same rate as the replaced debentures and is due on September 1, 1998. The principal sum of the new debenture and any accrued interest may be converted into common shares at any time prior to the due date at $.60 per share.

                    EXHIBIT 27 - FINANCIAL DATA SCHEDULE

This schedule contains summary financial information extracted from the balance sheets and statement of operations found on pages F-2 and F-5 of the Company's Form 10-KSB for the fiscal year ended December 31, 1997, and is qualified in its entirety by reference to such financial statements.