Form 10QSB
period 1998-03-31
MEDIAX CORP
filed 1998-05-15
CIK 849291

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Quarter ended: March 31, 1998
                           Commission File No. 0-23780

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

The aggregate market value of the Issuer's Common Stock, $.0001 Par Value, held by non-affiliates of the Issuer, based on the closing sale price of the Common Stock on April 30, 1998 as reported on the OTC Bulletin Board, was approximately $3,150,000.

As of April 30, 1998 there were 16,080,447 shares of the Issuer's Common Stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                      [MEDIAX\10Q:10Q0398.doc]-9

                               MEDIAX CORPORATION
                                   FORM 10-QSB

                                                                            Page

                                     PART I

Item 1.           Financial Statements

              Condensed Balance Sheet as of March 31, 1998 (unaudited) ....2

              Condensed Statements of Operations for the Three
               Months Ended March 31, 1998 and 1997 (unaudited)............3

              Condensed Statements of Cash Flows for the Three
               Months Ended March 31, 1998 and 1997 (unaudited)............4

              Notes to Condensed Financial Statements .....................5


Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................6

                                     PART II

Item 1.           Legal Proceedings........................................8

Item 2.           Changes In Securities....................................8

Item 3.           Defaults Upon Senior Securities..........................8

Item 4.           Submission of Matters to a Vote of Security Holders......8

Item 5.           Other Information........................................8

Item 6.           Exhibits And Reports On Form 8-K.........................8

              Signatures...................................................10

                                                      [MEDIAX\10Q:10Q0398.doc]-9


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                       Condensed Balance Sheet (Unaudited)

                                                                                             March 31,
ASSETS                                                                                         1998
                                                                                      ---------------------

Current assets:
   Cash and cash equivalents                                                          $              50,384
   Accounts receivable, net                                                                         270,980
   Inventories                                                                                       65,133
   Prepaid advertising costs                                                                        600,000
   Other prepaid expenses                                                                            12,497
                                                                                      ---------------------
          Total current assets                                                                      998,994
Property and equipment
 Computers and office equipment                                                                     214,464
 Software                                                                                           144,666
 Furniture and fixtures                                                                              18,423
                                                                                      ---------------------
                                                                                                    377,553
  Less: accumulated depreciation                                                                   (186,846)
                                                                                                    190,707
Other assets
 Note and interest receivable - officer                                                             108,830
 Deferred software development costs                                                                300,000
 License agreement and trademark                                                                     21,153
 Organization costs, net                                                                              2,049
 Deposits and other assets                                                                            9,339
                                                                                      ---------------------
                                                                                                    441,371
                                                                                                  1,631,072
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Convertible debentures payable                                                                     857,258
 Accrued expenses                                                                                   150,752
 Accounts payable - trade                                                                           129,979
 Accounts payable - related parties                                                                  19,091
 Product refund reserve                                                                              64,906
 Obligation under capital lease                                                                       4,584
                                                                                      ---------------------
                                                                                                  1,226,570
Commitments, contingency and subsequent events                                                           --
Stockholders' equity (deficit)
 Preferred stock, $.0001 par value per shares; 10,000,000 shares
   authorized and no shares issued                                                                       --
Common stock, $.0001 par value per share; 75,000,000 shares
   authorized; 16,080,447 shares issued and outstanding                                               1,608
 Additional paid-in capital                                                                       3,238,930
 Deficit accumulated during the development stage                                                (2,836,036)
                                                                                      ----------------------
                                                                                                    404,502
                                                                                      $            1,631,072
                                                                                      ======================


    The accompanying notes are an integral part of this condensed statement.

                                                      [MEDIAX\10Q:10Q0398.doc]-9


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                               For the Quarter Ended
                                                                                    March 31,
                                                                           1998                    1997
                                                                  ----------------------- ----------------------

Sales/Cost of sales
      Sales                                                       $              266,122  $              155,080
      Allowances for returns                                                     (71,514)                     --
      Cost of sales                                                             (140,611)                (76,896)
                                                                  ----------------------  ----------------------
      Gross profit                                                                53,997                  78,184
General and administrative expenses
      Amortization and depreciation                                               14,529                  10,535
      Professional, legal and accounting services                                113,355                 189,096
      Marketing and selling                                                      237,501                  14,838
      Rent and utilities                                                          30,255                  19,763
      Salaries                                                                   118,706                  85,343
      Other administrative                                                        75,862                  20,665
                                                                  ----------------------- ----------------------
                                                                                 590,208                 340,240
OTHER INCOME (EXPENSES)
      Interest income                                                              2,579                   1,561
      Interest expense                                                           (21,123)                (18,257)
      Other (loss) income                                                        (2,093)                  10,307
                                                                  ----------------------  ----------------------
                                                                                 (20,637)                 (6,389)
                                                                  ----------------------  ----------------------
Net loss                                                                       $(556,848) $             (268,445)
                                                                  ======================= ======================
Basic and diluted weighted average number of
 common shares                                                                15,980,447              13,967,695
                                                                  ======================  ======================
Basic and diluted net loss per common share                       $                 (.03) $                 (.02)
                                                                  ======================  ======================


    The accompanying notes are an integral part of this condensed statement.

                                                      [MEDIAX\10Q:10Q0398.doc]-9


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                 Condensed Statements of Cash Flows (Unaudited)

                                                                                         For the Quarter Ended
                                                                                               March 31,
                                                                                       1998                 1997
                                                                               -------------------- --------------------

Cash Flows from Operating Activities
 Net income (loss)                                                             $          (556,848) $          (268,445)
 Adjustments to reconcile to net cash provided by operating
   activities:
      Amortization and depreciation                                                         14,529               10,535
 Changes in assets and liabilities
    Decrease (increase) in accounts receivable                                            (260,637)             (32,520)
    (Increase) in prepaid expense                                                               --               (2,768)
    (Increase) in inventories                                                              (13,316)                  --
    (Increase) in deposits and other assets                                                 23,892               (1,038)
    Increase (decrease) in accounts payable - trade                                         51,279                 (945)
    Increase (decrease) in accounts payable - related parties                               (5,364)                  --
    Increase (decrease) in accrued and other expenses                                      150,753                4,964
    (Decrease) increase in product refund reserve                                           64,906                   --
                                                                               -------------------  --------------------
      Net cash (used) by operating activities                                             (530,806)            (290,217)
                                                                               -------------------- --------------------
Cash Flows from Investing Activities:

   Reduction in goodwill                                                                        --              227,157
   Purchase of fixed assets                                                                 (4,172)              (8,923)
   Proceeds from sale of fixed assets                                                           --               12,536
                                                                               -------------------- -------------------
      Net cash (used) by investing activities                                               (4,172)             230,770
                                                                               -------------------- -------------------
Cash Flow from Financing Activities:
   Principal payments on capital lease                                                      (1,086)              (5,047)
   Net proceeds from sale of stock to private investors                                     200,000             366,293
   Payments on notes payable                                                                (6,225)            (306,065)
   Proceeds received from issuance of notes payable and
     convertible debentures
                                                                                                --              450,000
                                                                               -------------------- -------------------

      Net cash provided by financing activities                                            192,689              505,181
                                                                               -------------------- -------------------
Increase (decrease) in cash and cash equivalents                                         (342,289)              445,734
Cash and cash equivalents, beginning of period                                             392,673              224,331
                                                                               -------------------- -------------------
Cash and cash equivalents, end of period                                       $            50,384  $           670,065
                                                                               ==================== ===================
Supplemental Disclosures of Cash Flow information:
    No cash was paid during the quarter for income taxes or interest


    The accompanying notes are an integral part of this condensed statement.

                                                      [MEDIAX\10Q:10Q0398.doc]-9

Note 1:    BASIS OF PRESENTATION

The condensed financial statements of MediaX Corporation (the "Company") for the three months ended March 31, 1996 and 1997 are unaudited and reflect all adjustments, consisting of normal recurring adjustments as well as additional adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

Note 2:     NET EARNINGS (LOSS) PER SHARE

Net earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents have been excluded from the computation for the three months ended March 31, 1996 and 1997, loss periods, as their inclusion would be anti-dilutive.

Note 3:    GOING CONCERN

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and to carry out its planned operations and has an accumulated deficit of ($2,836,036) at March 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4:    OTHER TRANSACTIONS

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

Note 5:    SUBSEQUENT EVENTS

On April 14, 1998, the Company sold 100,000 shares of common stock to an accredited unrelated investor for $100,000.

                                                      [MEDIAX\10Q:10Q0398.doc]-9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

GOING CONCERN

      The Company has experienced recurring net losses and has limited liquid resources. Management's intent is to increase the Company's sales and continue to secure additional sources of capital. In the interim, the Company will continue operating with minimal overhead and administrative functions will be provided by key employees and consultants, some of whom are compensated primarily in the form of the Company's common stock. The Company may need to utilize its common stock to fund its operations through fiscal 1998.
Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

RESULTS OF OPERATIONS

      Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

      The Company's net sales for the three months ended March 31, 1998 was $194,608 as compared to $155,080 for the comparable period last year, resulting in an increase of $39,528 or 25 %. The improvement is primarily attributable to the introduction and sales of the Company's newest product, Peter Norton PC Guru, which encompassed over ninety percent (90%) of the Company's sales mix during the current quarter.

      The Company's cost of sales for the three months ended March 31, 1998 was $140,611 as compared to $76,896 for the comparable period last year, resulting in an increase of $63,715 or 83%. The increase in cost of sales is again, primarily attributable to the introduction and sales of the Company's newest product, Peter Norton PC Guru and its additional overhead related to the production of the new product. A change in sales mix also caused an increase of 23% in relative cost of sales.

      The Company's total amortization and depreciation for the three months ended March 31, 1998 was $14,529 as compared to $10,535 for the comparable period last year. The increase is attributable to additions of depreciable assets over the comparable quarter last year.

      The Company's professional, legal and accounting services were $113,355 for the three months ended March 31, 1998, as compared to $189,096 for the comparable period last year. The decrease is primarily attributable to a decrease in professional services provided by consultants under professional advisory and management agreements over the same period last year.

      The Company's marketing and selling expenses for the current quarter were $237,501 as compared to $14,838 for the same quarter last year. The increase is directly related to the marketing and selling of the Company's newest product, Peter Norton PC Guru and the continued marketing of the Company as an international software developer.

                                                      [MEDIAX\10Q:10Q0398.doc]-9

      The Company's rent and utilities for the current quarter was $30,255 as compared to $19,763 for the same quarter last year. The increase is a direct result of the newly renewed leases of the Company's premises affecting the current quarter over the same quarter last year.

      The Company's salaries for the current quarter increased to $118,706 from $85,343 from the same quarter last year. The increase is attributable to addtional employees and salary increases which includes provisional increases in the Company's agreements with its executive officers. However, not all officers' have elected to exercise their right to the salary increase.

      The Company's net loss for the three months ended March 31, 1998 was $556,848 as compared to $268,445 for the comparable period last year. The increase in net loss of $288,403 is primarily attributable to an increase in marketing and selling expenses, generating promotion for the Company's newest product, Peter Norton PC Guru, including initial overhead associated with the production of the new product offset by a decrease in professional, legal and accounting services, as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1998, the Company had negative working capital of $227,576 , as compared to working capital of $134,046 at December 31, 1997. The decline in working capital is attributable to the Company utilizing its working capital for the payment of current liabilities for on going operations during the quarter ended March 31, 1998.

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

      The Company plans to raise up to an additional $1 million through private placements of it's common stock to provide working capital for the Company's planned business activities. The first stage of a private placement of $500,000 in aggregate has been agreed upon with $100,000 being funded as of the date of this Report. The success, or lack thereof, of this additional funding may have a material impact on the future of the Company. Similarly, the lack of sufficient sales of the Company's products will have a material impact on the future of the Company.

      As of the date of this Report, the Company had no material commitments for capital expenditures.

CASH FLOWS

      Cash used by operating activities was $530,806 for the three months ended March 31, 1998 as compared to $290,217 for the comparable period last year. The change is primarily attributable to the increase in operating net loss and slower collections on growing receivables resulting from an increase in sales over the same period last year. Additionally, the change in operating cash flows is attributable to the new production and overhead associated with the production of the Peter Norton PC Guru product.

                                                      [MEDIAX\10Q:10Q0398.doc]-9

      Cash used in investing activities was $4,172 for the three months ended March 31, 1998 as compared to $230,770 cash provided for the comparable period last year. The change is primarily attributable to having no recution in goodwill during the current quarter ended March 31, 1998 as there was during the same period last year.

      Cash provided by financing activities was $192,689 for the three months ended March 31, 1998 as compared to $505,181 for the comparable period last year. The change is primarily attributable to having fewer private placements during the current quarter over the same period last year.


                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

      There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which it is a party.

ITEM 2.   CHANGES IN SECURITIES

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

      On April 14, 1998, the Company sold 100,000 shares of common stock to an accredited unrelated investor for $100,000.

      Exemption from registration under the Securities Act of 1933, as amended (the "Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      None.

ITEM 5. OTHER TRANSACTIONS

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

                                                      [MEDIAX\10Q:10Q0398.doc]-9

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)  3.  EXHIBITS.

     NUMBER    DESCRIPTION                   LOCATION

     27        Financial Data Schedule       Filed herewith electronically

      (b)  REPORTS ON FORM 8-K.

           No Reports on Form 8-K were filed during the fourth quarter of the Company's fiscal quarter ended March 31, 1998.

                                                      [MEDIAX\10Q:10Q0398.doc]-9

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      May 13, 1998                 MEDIAX CORPORATION

                                        /s/  Nancy Poertner, President
                                        ---------------------------------------
                                             Nancy Poertner, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                      Title                    Date

/s/  Nancy Poertner                     President, Secretary     May 13, 1998
     -----------------------------      and Director
     Nancy Poertner

/s/  Rainer Poertner                    Director                 May 13, 1998
     -----------------------------
     Rainer Poertner

/s/  Matthew MacLaurin                  Executive V.P.           May 13, 1998
     -----------------------------      and Director
     Matthew MacLaurin

                                                      [MEDIAX\10Q:10Q0398.doc]-9