Form 10QSB
period 1998-06-30
MEDIAX CORP
filed 1998-08-14
CIK 849291

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Quarter ended: June 30, 1998
                           Commission File No. 0-23780

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

The aggregate market value of the Issuer's Common Stock, $.0001 Par Value, held by non-affiliates of the Issuer, based on the closing sale price of the Common Stock on July 31,1998 as reported on the OTC Bulletin Board, was approximately $2,300,000

As of July 31, 1998 there were 18,317,110 shares of the Issuer's Common Stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                      [MEDIAX\10Q:10Q0698.doc]-5

                               MEDIAX CORPORATION
                                   FORM 10-QSB

                                                                            Page

                                     PART I

Item 1.           Financial Statements

              Condensed Balance Sheet as of June 30, 1998 (unaudited) .....2

                  Condensed Statements of Operations for the Three
                    and Six Months Ended June 30, 1998 and 1997
                    (unaudited)............................................3

              Condensed Statements of Cash Flows for the Six Months Ended
               June 30, 1998 and 1997 (unaudited)..........................5

              Notes to Condensed Financial Statements .....................6


Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................7

                                     PART II

Item 1.           Legal Proceedings........................................10

Item 2.           Changes In Securities....................................10

Item 3.           Defaults Upon Senior Securities..........................10

Item 4.           Submission of Matters to a Vote of Security Holders......10

Item 5.           Other Information........................................10

Item 6.           Exhibits And Reports On Form 8-K.........................10

              Signatures...................................................11

                                                      [MEDIAX\10Q:10Q0698.doc]-5


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                       Condensed Balance Sheet (Unaudited)

                                                                                              June 30,
ASSETS                                                                                         1998
                                                                                      ----------------------

Current assets:
   Cash and cash equivalents                                                          $             131,277
   Accounts receivable, net                                                                         319,091
   Inventories                                                                                       64,646
   Prepaid advertising costs                                                                        100,000
   Other prepaid expenses                                                                             7,951
                                                                                      ---------------------
          Total current assets                                                                      622,965
Property and equipment
 Computers and office equipment                                                                     215,348
 Software                                                                                           145,605
 Furniture and fixtures                                                                              18,759
                                                                                      ---------------------
                                                                                                    379,712
  Less: accumulated depreciation                                                                   (201,246)
                                                                                                    178,466
Other assets
 Note and interest receivable - officer                                                             109,830
 Deferred software development costs                                                                270,000
 License agreement and trademark                                                                     22,043
 Organization costs, net                                                                              1,813
 Deposits and other assets                                                                            9,564
                                                                                      ---------------------
                                                                                                    413,250
                                                                                                  1,214,681
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Convertible debentures payable                                                                   1,182,938
 Accrued expenses                                                                                   159,177
 Accounts payable - trade                                                                           178,284
 Accounts payable - related parties                                                                  16,765
 Product refund reserve                                                                             116,282
 Obligation under capital lease                                                                       3,124
                                                                                      ---------------------
                                                                                                  1,656,570
Commitments, contingency and subsequent events                                                           --
Stockholders' equity (deficit)
 Preferred stock, $.0001 par value per shares; 10,000,000 shares
   authorized and no shares issued                                                                       --
Common stock, $.0001 par value per share; 75,000,000 shares
   authorized; 18,332,500 shares issued and outstanding                                               1,833
 Additional paid-in capital                                                                       3,538,705
 Deficit accumulated during the development stage                                                (3,982,427)
                                                                                      ----------------------
                                                                                                  (441,889)
                                                                                      $            1,214,681
                                                                                      ======================


    The accompanying notes are an integral part of this condensed statement.

                                                      [MEDIAX\10Q:10Q0698.doc]-5


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                            For the Three Months Ended
                                                                                     June 30,
                                                                           1998                    1997
                                                                  ----------------------- -----------------------

Sales/Cost of sales
      Sales                                                       $               57,678                       --
      Allowances for returns                                                     (44,769)                      --
      Cost of sales                                                             (127,242)               (238,605)
                                                                  ----------------------  -----------------------
      Gross profit                                                             (114,333)                (238,605)
Other Operating Expenses
      Amortization and depreciation                                               44,637                  13,561
      Professional, legal and accounting services                                 50,575                  60,029
      Marketing and selling                                                      625,148                   5,247
      Rent and utilities                                                          16,975                  12,930
      Salaries                                                                   141,453                  89,970
      General and administrative                                                 128,793                  47,063
                                                                  ----------------------- -----------------------
                                                                               1,007,581                 228,800
OTHER INCOME (EXPENSES)
      Interest income                                                              1,675                   4,261
      Interest expense                                                           (26,087)                (19,358)
      Other (loss) income                                                             --                      --
                                                                  ----------------------  -----------------------
                                                                                 (24,412)                (15,097)
                                                                  ----------------------  -----------------------
Net loss                                                                     $(1,146,326) $             (482,502)
                                                                  ======================= =======================
Basic and diluted weighted average number of
 common shares                                                                17,002,653              14,411,217
                                                                  ======================  =======================
Basic and diluted net loss per common share                       $                (.07 ) $                 (.03)
                                                                  ======================  =======================


    The accompanying notes are an integral part of this condensed statement.

                                                      [MEDIAX\10Q:10Q0698.doc]-5


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                             For the Six Months  Ended
                                                                                     June 30,
                                                                           1998                    1997
                                                                  ----------------------- -----------------------

Sales/Cost of sales
      Sales                                                       $              323,800  $              155,080
      Allowances for returns                                                    (116,282)                     --
      Cost of sales                                                             (267,854)               (386,721)
                                                                  ----------------------  -----------------------
      Gross profit                                                              (60,336)                (231,641)
Other Operating Expenses
      Amortization and depreciation                                               59,166                  27,564
      Professional, legal and accounting services                                 92,107                 152,273
      Marketing and selling                                                      806,967                   5,372
      Rent and utilities                                                          38,201                  24,920
      Salaries                                                                   260,159                 170,689
      General and administrative                                                 341,254                  74,274
                                                                  ----------------------- -----------------------
                                                                               1,597,854                 455,092
OTHER INCOME (EXPENSES)
      Interest income                                                              4,254                   5,823
      Interest expense                                                           (47,210)                (24,325)
      Other (loss) income                                                        (2,093)                  10,305
                                                                  ----------------------  -----------------------
                                                                                 (45,049)                 (8,197)
                                                                  ----------------------  -----------------------
Net loss                                                                     $(1,703,239) $             (694,930)
                                                                  ======================= =======================
Basic and diluted weighted average number of
 common shares                                                                 16,591,755             14,188,746
                                                                  ======================= =======================
Basic and diluted net loss per common share                       $                (.10 ) $                 (.05)
                                                                  ======================  =======================


    The accompanying notes are an integral part of this condensed statement.

                                                      [MEDIAX\10Q:10Q0698.doc]-5


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                 Condensed Statements of Cash Flows (Unaudited)

                                                                                           For the Six Ended
                                                                                               June 30,
                                                                                       1998                 1997
                                                                               -------------------- --------------------

Cash Flows from Operating Activities
 Net income (loss)                                                             $        (1,703,239) $          (694,930)
 Adjustments to reconcile to net cash provided by operating
   activities:
      Amortization and depreciation                                                         59,165               27,564
 Changes in assets and liabilities
    (Increase) decrease in accounts receivable                                            (309,432)               76,824
    Decrease in prepaid expense                                                            530,121                   439
    (Increase) in inventories                                                              (12,829)                  --
    (Increase) in deposits and other assets                                                (3,115)              (13,334)
    Increase (decrease) in accounts payable - trade                                         99,614              (45,334)
    (Decrease) in accounts payable - related parties                                       (19,853)                  --
    Increase in accrued and other expenses                                                 159,140                   --
    Increase in product refund reserve                                                     116,282                   --
                                                                               -------------------  --------------------
      Net cash (used) by operating activities                                           (1,084,146)            (648,771)
                                                                               -------------------- --------------------
Cash Flows from Investing Activities:

   Reduction in goodwill                                                                        --              227,157
   Purchase of fixed assets                                                                 (6,330)             (22,705)
   Proceeds from sale of fixed assets                                                           --               12,536
                                                                               -------------------- --------------------
      Net cash (used) provided by investing activities                                      (6,330)             216,988
                                                                               -------------------- --------------------
Cash Flow from Financing Activities:
   Principal payments on capital lease                                                      (2,546)              (6,601)
   Net proceeds from sale of stock to private investors                                     500,000             436,293
   Payments on notes payable                                                               (14,468)            (312,315)
   Proceeds received from issuance of notes payable and
     convertible debentures
                                                                                           346,094              450,000
                                                                               -------------------- --------------------

      Net cash provided by financing activities                                            829,080              567,377
                                                                               -------------------- --------------------
(Decrease) increase in cash and cash equivalents                                         (261,396)              135,594
Cash and cash equivalents, beginning of period                                             392,673              224,331
                                                                               -------------------- --------------------
Cash and cash equivalents, end of period                                       $           131,277  $           359,925
                                                                               ==================== ====================


Supplemental Disclosures of Cash Flow information:
    No cash was paid during the quarter for income taxes or interest

    The accompanying notes are an integral part of this condensed statement.

                                                      [MEDIAX\10Q:10Q0698.doc]-5

Note 1:    BASIS OF PRESENTATION

The condensed financial statements of MediaX Corporation (the "Company") for the three months ended June 30, 1997 and 1998 are unaudited and reflect all adjustments, consisting of normal recurring adjustments as well as additional adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

Note 2:     NET EARNINGS (LOSS) PER SHARE

Net earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents have been excluded from the computation for the three months ended June 30, 1997 and 1998, loss periods, as their inclusion would be anti-dilutive.

Note 3:    GOING CONCERN

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and to carry out its planned operations and has an accumulated deficit of $3,982,427 at June 30, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that its cash flow requirements in the next year can be met from its anticipated cash flows from initial sales of "Peter Norton, PC Guru", release of Big Brother, from E-commerce sales the Company is planning to commence within the near future and other projects currently in negotiations, and that the Company can also obtain additional equity or debt financing. There is no assurance that the Company will be able to obtain such financing. The financial statements, herein, do not include any adjustments that might result from the outcome of this uncertainty.

Note 4:    OTHER TRANSACTIONS

On April 14, 1998, the Company sold 400,000 shares of common stock to an accredited unrelated investor for $100,000. On June 5, 1998, the Company sold 588,230 shares of common stock to an accredited unrelated investor for $100,000. On June 30, 1998, the Company sold 480,786 shares of common stock to an accredited unrelated investor for $50,000. On June 30, 1998, the Company sold 367,647 shares of common stock to an accredited unrelated investor for $50,000.

                                                      [MEDIAX\10Q:10Q0698.doc]-5

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

RESULTS OF OPERATIONS

      Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

      The Company's net sales for the three months ended June 30, 1998 was $12,909 as compared to none for the comparable period last year. The improvement is attributable to the introduction and sales of the Company's newest product, Peter Norton PC Guru, which encompassed over ninety percent (90%) of the Company's sales mix during the current quarter.

      The Company's cost of sales for the three months ended June 30, 1998 was $127,242 as compared to $238,605 for the comparable period last year, resulting in a change of $111,363 or 47%. The decrease in cost of sales is again, primarily attributable to the lower introduction and development costs of the Company's newest product, Peter Norton PC Guru and its lower overhead related to the production of the new product.

      The Company's total amortization and depreciation for the three months ended June 30, 1998 was $44,637 as compared to $13,561 for the comparable period last year. The change is primarily attributable to the amortization of software development cost associated with PC Guru.

      The Company's professional, legal and accounting services were $50,575 for the three months ended June 30, 1998, as compared to $60,029 for the comparable period last year. The change is primarily attributable to a decrease in professional services provided by consultants under professional advisory and management agreements over the same period last year.

      The Company's marketing and selling expenses for the current quarter were $625,148 as compared to $5,247 for the same quarter last year. The change is directly related to the marketing and selling of the Company's newest product, Peter Norton PC Guru and the continued marketing of the Company as an international software developer.

                                                      [MEDIAX\10Q:10Q0698.doc]-5

      The Company's rent and utilities for the current quarter was $16,975 as compared to $12,930 for the same quarter last year. The change is a direct result of the newly renewed leases of the Company's premises affecting the current quarter over the same quarter last year.

      The Company's salaries for the current quarter increased to $141,453 from $89,970 from the same quarter last year. The increase is attributable to additional employees.

      The Company's net loss for the three months ended June 30, 1998 was $1,146,326 as compared to $482,502 for the comparable period last year. The increase in net loss is mostly attributable to an increase in marketing and selling expenses, generating promotion for the Company's newest product, Peter Norton PC Guru, including initial overhead associated with the production of the new product. Also, additional overhead and development costs have been incurred on the Company's newest product, "Big Brother".

      Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

      The Company's net sales for the six months ended June 30, 1998 was $207,518 as compared to $155,080 for the comparable period last year, resulting in an increase of $52,438 or 34 %. The improvement is primarily attributable to the introduction and sales of the Company's product, Peter Norton PC Guru, which encompassed over ninety percent (90%) of the Company's sales mix during the current period .

      The Company's cost of sales for the six months ended June 30, 1998 was $267,854 as compared to $386,721 for the comparable period last year, resulting in an decrease of $118,867 or 31%. The change in cost of sales is again, primarily attributable to lower introduction and costs of the Company's newest product, Peter Norton PC Guru and its lower overhead related to the production of the new product. A change in sales mix also caused a decrease of 120% in relative cost of sales.

      The Company's total amortization and depreciation for the six months ended June 30, 1998 was $59,166 as compared to $27,564 for the comparable period last year. The increase is primarily attributable the amortization of software development cost associated with PC Guru.

      The Company's professional, legal and accounting services were $92,107 for the six months ended June 30, 1998, as compared to $152,273 for the comparable period last year. The decrease is primarily attributable to a decrease in professional services provided by consultants under professional advisory and management agreements over the same period last year.

      The Company's marketing and selling expenses for the current quarter were $806,967 as compared to $5,372 for the same period last year. The increase is directly related to the marketing and selling of the Company's newest product, Peter Norton PC Guru and the continued marketing of the Company as an international software developer.

      The Company's rent and utilities for the six months ended June 30, 1998, was $38,201 as compared to $24,920 for the same period last year. The increase is a direct result of the newly renewed leases of the Company's premises affecting the current period over the same time last year.

      The Company's salaries for the six months ended June 30, 1998, increased to $260,159 from $170,689 from the same period last year. The increase is attributable to additional employees.

      The Company's net loss for the six months ended June 30, 1998 was $1,703,239 as compared to $694,930 for the comparable period last year. The increase in net loss of $1,008,309 is primarily attributable to an increase in marketing and selling expenses as well as salary and overhead costs, generating promotion for the Company's newest product, Peter Norton PC Guru, offset by a decrease in professional , legal and accounting services , as previously discussed. Also, additional overhead and development costs have been incurred on the Company's newest product, "Big Brother".

                                                     [MEDIAX\10Q:10Q0698.doc]-5

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1998, the Company had negative working capital of $1,033,605 , as compared to working capital of $134,046 at December 31, 1997. The decline in working capital is attributable to the Company utilizing its working capital for the payment of current liabilities for on going operations during the six months ended June 30, 1998.

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

CASH FLOWS

      Cash used by operating activities was $1,084,146 for the six months ended June 30, 1998 as compared to $648,771 for the comparable period last year. The change is primarily attributable to the increase in operating net loss and slower collections on growing receivables resulting from an increase in sales over the same period last year. Additionally, the change in operating cash flows is attributable to the new production and overhead associated with the production of the Peter Norton PC Guru product.

      Cash used in investing activities was $6,330 for the six months ended June 30, 1998 as compared to $216,988 cash provided for the comparable period last year. The change is primarily attributable to having no reduction in goodwill during the current period as there was during the same time last year.

      Cash provided by financing activities was $829,080 for the six months ended June 30, 1998 as compared to $567,377 for the comparable period last year. The change is primarily attributable to higher payments on notes payable last year and having fewer issuances of debt during the current period over the same time last year.

                                                      [MEDIAX\10Q:10Q0698.doc]-5

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

      There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which it is a party.

ITEM 2.   CHANGES IN SECURITIES

On April 14, 1998, the Company sold 400,000 shares of common stock to an accredited unrelated investor for $100,000. On June 5, 1998, the Company sold 588,230 shares of common stock to an accredited unrelated investor for $100,000. On June 30, 1998, the Company sold 480,786 shares of common stock to an accredited unrelated investor for $50,000. On June 30, 1998, the Company sold 367,647 shares of common stock to an accredited unrelated investor for $50,000.

      Exemption from registration under the Securities Act of 1933, as amended (the "Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      None.

ITEM 5.   OTHER TRANSACTIONS

      None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)  3.  EXHIBITS.

           NUMBER   DESCRIPTION                   LOCATION
           ------   -----------------------       -----------------------------
           27       Financial Data Schedule       Filed herewith electronically

      (b) REPORTS ON FORM 8-K. No Reports on Form 8-K were filed during the Company's fiscal quarter ended June 30, 1998.

                                                      [MEDIAX\10Q:10Q0698.doc]-5

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      August 12, 1998              MEDIAX CORPORATION

                                        /s/  Nancy Poertner
                                        ---------------------------------------
                                             Nancy Poertner, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                          Title

          /s/  Nancy Poertner                President, Secretary
          ------------------------
               Nancy Poertner

          /s/  Rainer Poertner
          ------------------------
               Rainer Poertner

          /s/  Matthew MacLaurin
          ------------------------
               Matthew MacLaurin

                                                      [MEDIAX\10Q:10Q0698.doc]-5

                     EXHIBIT 27 - FINANCIAL DATA SCHEDULE