Form 10QSB
period 1998-09-30
MEDIAX CORP
filed 1998-11-13
CIK 849291

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Quarter ended: September 30, 1998
                           Commission File No. 0-23780

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

The aggregate market value of the Issuer's Common Stock, $.0001 Par Value, held by non-affiliates of the Issuer, based on the closing sale price of the Common Stock on October 30,1998 as reported on the OTC Bulletin Board, was approximately $1,000,000.

As of October 30, 1998 there were 19,693,580 shares of the Issuer's Common Stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                      [MEDIAX\10Q:10Q0998.doc]-6

                               MEDIAX CORPORATION
                                   FORM 10-QSB

                                                                            Page

                                     PART I

Item 1.   Financial Statements

          Condensed Balance Sheet as of September 30, 1998 (unaudited) ....2

          Condensed Statements of Operations for
               the Three and Nine Months Ended September 30, 1998
               and 1997 (unaudited) .......................................3

          Condensed Statements of Cash Flows for the Nine Months Ended
               September 30, 1998 and 1997 (unaudited).....................5

          Notes to Condensed Financial Statements .........................6

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................7

                                     PART II

Item 1.   Legal Proceedings................................................10

Item 2.   Changes In Securities............................................10

Item 3.   Defaults Upon Senior Securities..................................10

Item 4.   Submission of Matters to a Vote of Security Holders..............10

Item 5.   Other Information................................................10

Item 6.   Exhibits And Reports On Form 8-K.................................10

          Signatures.......................................................11

                                                      [MEDIAX\10Q:10Q0998.doc]-6


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                       Condensed Balance Sheet (Unaudited)

                                                                                            September 30,
ASSETS                                                                                         1998
                                                                                      ---------------------

Current assets:
   Cash and cash equivalents                                                          $              28,698
   Accounts receivable, net                                                                         234,278
   Inventories                                                                                       66,190
   Prepaid advertising costs                                                                        100,000
   Other prepaid expenses                                                                            34,535
                                                                                      ---------------------
          Total current assets                                                                      463,701
Property and equipment
 Computers and office equipment                                                                     217,584
 Software                                                                                           145,605
 Furniture and fixtures                                                                              18,759
                                                                                      ---------------------
                                                                                                    381,948
  Less: accumulated depreciation                                                                   (215,781)
                                                                                                    166,167
Other assets
 Note and interest receivable - officer                                                             110,830
 Deferred software development costs                                                                255,000
 License agreement and trademark                                                                     22,043
 Deposits and other assets                                                                           11,141
                                                                                      ---------------------
                                                                                                    399,014
                                                                                                  1,028,882
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Convertible notes payable                                                                          902,327
 Non-convertible notes payable                                                                      532,022
 Accrued expenses                                                                                   170,669
 Accounts payable                                                                                   279,716
 Product refund reserve                                                                              77,184
 Obligation under capital lease                                                                       1,597
                                                                                      ---------------------
                                                                                                  1,963,515

Commitments, contingency and subsequent events                                                           --
Stockholders' equity (deficit)
 Preferred stock, $.0001 par value per shares; 10,000,000 shares
   authorized and no shares issued                                                                       --
Common stock, $.0001 par value per share; 75,000,000 shares
   authorized; 19,068,580 shares issued and outstanding                                               1,907
 Additional paid-in capital                                                                       3,663,631
 Deficit accumulated during the development stage                                                (4,600,171)
                                                                                      ----------------------
                                                                                                   (934,633)
                                                                                      $            1,028,882
                                                                                      ======================

    The accompanying notes are an integral part of this condensed statement.

                                                      [MEDIAX\10Q:10Q0998.doc]-6


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                            For the Three Months Ended
                                                                                  September 30,
                                                                           1998                    1997
                                                                  ----------------------- -----------------------

Sales/Cost of sales
      Sales                                                       $               13,871                   90,000
      Allowances for returns                                                     (39,038)                      --
      Cost of sales                                                             (140,263)               (208,711)
                                                                  ----------------------  -----------------------
      Gross profit                                                              (165,430)               (118,711)
                                                                  ----------------------- -----------------------
Other Operating Expenses
      Amortization and depreciation                                               30,271                  16,453
      Professional, legal and accounting services                                 48,698                  73,355
      Marketing and selling                                                       60,752                  12,101
      Rent and utilities                                                          38,421                  29,866
      Salaries                                                                   168,674                  98,429
      General and administrative                                                  68,619                  47,318
                                                                  ----------------------- ----------------------
                                                                                 415,435                 277,522
                                                                  ----------------------  ----------------------
OTHER INCOME (EXPENSES)
      Interest income                                                              1,476                   5,534
      Interest expense                                                           (38,355)                (19,173)
      Other (loss) income                                                             --                      --
                                                                  ----------------------  ----------------------
                                                                                 (36,879)                (13,639)
                                                                  ----------------------  ----------------------
Net loss                                                                       $(617,744) $             (409,872)
                                                                  ======================= ======================
Basic and diluted weighted average number of
 common shares                                                                 18,556,788             14,706,346
                                                                    ===================== ======================
Basic and diluted net loss per common share                       $                (.03 ) $                 (.03)
                                                                  ======================  ======================


    The accompanying notes are an integral part of this condensed statement.

                                                      [MEDIAX\10Q:10Q0998.doc]-6


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                            For the Nine Months  Ended
                                                                                  September 30,
                                                                           1998                    1997
                                                                  ----------------------- ----------------------

Sales/Cost of sales
      Sales                                                       $              337,670  $              243,511
      Allowances for returns                                                    (155,320)                     --
      Cost of sales                                                             (408,116)               (595,432)
                                                                  ----------------------  -----------------------
      Gross profit                                                             (225,766)                (351,921)
                                                                  ----------------------- -----------------------
Other Operating Expenses
      Amortization and depreciation                                               89,436                  44,017
      Professional, legal and accounting services                                257,119                 225,628
      Marketing and selling                                                      867,719                  17,473
      Rent and utilities                                                          93,748                  54,786
      Salaries                                                                   429,763                 269,118
      General and administrative                                                 275,504                 123,434
                                                                  ----------------------- ----------------------
                                                                               2,013,289                 734,456
                                                                  ----------------------- ----------------------
OTHER INCOME (EXPENSES)
      Interest income                                                              5,730                  11,813
      Interest expense                                                           (85,565)                (43,514)
      Other (loss) income                                                        (2,093)                  10,305
                                                                  ----------------------  ----------------------
                                                                                 (81,928)                (21,396)
                                                                  ----------------------  ----------------------
Net loss                                                                     $(2,320,983) $           (1,107,773)
                                                                  ======================= ======================
Basic and diluted weighted average number of
 common shares                                                                 17,314,503             14,435,436
                                                                    ===================== ======================
Basic and diluted net loss per common share                       $                (.13 ) $                 (.08)
                                                                  ======================  ======================


    The accompanying notes are an integral part of this condensed statement.

                                                      [MEDIAX\10Q:10Q0998.doc]-6


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                 Condensed Statements of Cash Flows (Unaudited)

                                                                                          For the Nine Ended
                                                                                             September 30,
                                                                               -----------------------------------------
                                                                                       1998                 1997
                                                                               -------------------- --------------------

Cash Flows from Operating Activities
 Net income (loss)                                                             $        (2,320,983) $        (1,107,773)
 Adjustments to reconcile to net cash provided by operating
   activities:
      Amortization and depreciation                                                         88,936               44,016
 Changes in assets and liabilities
    (Increase) decrease in accounts receivable                                            (226,797)               89,898
    Decrease in prepaid expense                                                            505,716                  --
    (Increase) in inventories                                                              (14,373)                  --
    (Increase) in deposits and other assets                                                 (4,115)             (29,039)
    Increase (decrease) in accounts payable - trade                                        200,100                 5,831
    (Decrease) in accounts payable - related parties                                       (23,806)                  --
    Increase in accrued and other expenses                                                  159,140                  --
    Increase in product refund reserve                                                       77,184                  --
                                                                               -------------------- --------------------
      Net cash (used) by operating activities                                           (1,558,998)            (997,067)
                                                                               -------------------- --------------------
Cash Flows from Investing Activities:

   Reduction in goodwill                                                                        --              227,157
   Purchase of fixed assets                                                                 (8,566)             (49,352)
   Purchase of intangible asset                                                                 --              (70,000)
   Proceeds from sale of fixed assets                                                           --                12,536
                                                                               --------------------  -------------------
      Net cash (used) provided by investing activities                                      (8,566)             120,341
                                                                               -------------------- --------------------
Cash Flow from Financing Activities:
   Principal payments on capital lease                                                      (4,073)              (3,997)
   Net proceeds from sale of stock to private investors                                     625,000           1,032,000
   Payments on notes payable                                                                   --              (312,448)
   Proceeds received from issuance of notes payable                                        582,662              802,981
                                                                               -------------------- --------------------

      Net cash provided by financing activities                                          1,203,589            1,518,536
                                                                               -------------------- --------------------
(Decrease) increase in cash and cash equivalents                                          (363,975)             641,810
Cash and cash equivalents, beginning of period                                             392,673              224,331
                                                                               -------------------- --------------------
Cash and cash equivalents, end of period                                       $            28,698  $           866,141
                                                                               ==================== ====================


Supplemental Disclosures of Cash Flow information:
    No cash was paid during the quarter for income taxes or interest

    The accompanying notes are an integral part of this condensed statement.

                                                      [MEDIAX\10Q:10Q0998.doc]-6

Note 1:    BASIS OF PRESENTATION

The condensed financial statements of MediaX Corporation (the "Company") for the three months ended September 30, 1997 and 1998 are unaudited and reflect all adjustments, consisting of normal recurring adjustments as well as additional adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1997. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

Note 2:     NET EARNINGS (LOSS) PER SHARE

Net earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents have been excluded from the computation for the three months ended September 30, 1997 and 1998, loss periods, as their inclusion would be anti-dilutive.

Note 3:    GOING CONCERN

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and to carry out its planned operations and has an accumulated deficit of $4,600,171 at September 30, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management believes that its cash flow requirements in the next year can be met from its anticipated cash flows from the sale of "Big Brother", from E-commerce sales, and other projects currently in negotiations and that the Company can also obtain additional equity or debt financing. There is no assurance that the Company will be able to obtain such financing. The financial statements, herein, do not include any adjustments that might result from the outcome of this uncertainty.

Note 4:    OTHER TRANSACTIONS

On September 7, 1998, the Company sold 551,470 shares of common stock to an accredited unrelated investor for $75,000. On September 9, 1998, warrants to convert 200,000 shares of common stock were exercised by an accredited unrelated investor for $50,000.

Note 5:    RECLASSIFICATION OF PRIOR YEAR AMOUNTS

To enhance comparability, the fiscal 1997 financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in the fiscal 1998 financial statements.

                                                     [MEDIAX\10Q:10Q0998.doc]-6

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

RESULTS OF OPERATIONS

      Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

      The Company's gross sales for the three months ended September 30, 1998 was $13,871 as compared to $90,000 for the comparable period last year. The sales during the current quarter were attributable to sales of the Company's product, Peter Norton PC Guru, where as, sales during the same quarter last year were attributable to sales of web site development projects. Allowances for returns increased to $39,038 during the current quarter resulting from lower than expected acceptance of Peter Norton PC Guru in the market place.

      The Company's cost of sales for the three months ended September 30, 1998 was $140,263 as compared to $208,711 for the comparable period last year, resulting in a change of $68,448 or 32%. The decrease in cost of sales is again, primarily attributable to the lower sales of the Company's product, Peter Norton PC Guru and its continued overhead related to the production of the new products.

      The Company's total amortization and depreciation for the three months ended September 30, 1998 was $30,271 as compared to $16,453 for the comparable period last year. The change is primarily attributable to the amortization of software development cost associated with Peter Norton PC Guru.

      The Company's professional, legal and accounting services were $48,698 for the three months ended September 30, 1998, as compared to $73,355 for the comparable period last year. The change is primarily attributable to a decrease in professional services provided by consultants under professional advisory and management agreements over the same period last year.

      The Company's marketing and selling expenses for the current quarter were $60,752 as compared to $12,101 for the same quarter last year. The change is directly related to the marketing and selling of the Company's product, Peter Norton PC Guru and the continued marketing of the Company as an international software developer.

                                                      [MEDIAX\10Q:10Q0998.doc]-6

      The Company's rent and utilities for the current quarter was $38,421 as compared to $29,866 for the same quarter last year. The change is a direct result of renewed leases of the Company's premises affecting the current quarter over the same quarter last year.

      The Company's salaries for the current quarter increased to $168,674 from $98,429 from the same quarter last year. The increase is attributable to additional employees and salary increases which includes provisional increases in the company's agreements with its executive officers.

      The Company's interest expense for the current quarter was $38,355 as compared to $19,173 for the same quarter last year. The change is a direct result of having additional interest bearing debt during the current period over the same time last year.

      The Company's net loss for the three months ended September 30, 1998 was $617,744 as compared to $409,872 for the comparable period last year. The increase in net loss is mostly attributable to lower sales and an increase in marketing and selling expenses, generating promotion for the Company's product, Peter Norton PC Guru, including initial overhead associated with the production of the new product. Also, additional overhead and development costs have been incurred on the Company's newest product, "Big Brother".

      Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

      The Company's gross sales for the nine months ended September 30, 1998 was $337,670 as compared to $243,511 for the comparable period last year, resulting in an increase of $94,159 or 39 %. The increase is primarily attributable to the introduction and sales of the Company's product, Peter Norton PC Guru, which encompassed ninety percent (90%) of the Company's sales mix during the current period. Allowances for returns increased to $155,320 during the current period resulting from lower than expected acceptance of Peter Norton PC Guru in the market place.

      The Company's cost of sales for the nine months ended September 30, 1998 was $408,116 as compared to $595,432 for the comparable period last year, resulting in a decrease of $187,316 or 32%. The change in cost of sales is primarily attributable to lower introduction and costs of the Company's product, Peter Norton PC Guru and its lower overhead related to the production of the new product over the same period last year. A change in sales mix also caused a decrease of .22% in relative cost of sales.

      The Company's total amortization and depreciation for the nine months ended September 30, 1998 was $89,436 as compared to $44,017 for the comparable period last year. The increase is primarily attributable to the amortization of software development cost associated with Peter Norton PC Guru.

      The Company's professional, legal and accounting services were $257,119 for the nine months ended September 30, 1998, as compared to $225,628 for the comparable period last year. The change is primarily attributable to a small increase in professional services provided by consultants under professional advisory and management agreements over the same period last year.

      The Company's marketing and selling expenses for the nine months ended September 30, 1998, were $867,719 as compared to $17,473 for the same period last year. The increase is directly related to the marketing and selling of the Company's product, Peter Norton PC Guru and the continued marketing of the Company as an international software developer.

      The Company's rent and utilities for the nine months ended September 30, 1998, was $93,748 as compared to $54,786 for the same period last year. The increase is a direct result of renewed leases of the Company's premises affecting the current period over the same time last year.

                                                      [MEDIAX\10Q:10Q0998.doc]-6

      The Company's salaries for the nine months ended September 30, 1998, increased to $429,763 from $269,118 from the same period last year. The increase is attributable to additional employees and salary increases which includes provisional increases in the company's agreements with its executive officers.

      The Company's interest expense for the current period was $85,565 as compared to $43,514 for the same period last year. The change is a direct result of having additional interest bearing debt during the current period over the same time last year.

      The Company's net loss for the nine months ended September 30, 1998 was $2,320,983 as compared to $1,107,773 for the comparable period last year. The increase in net loss of $1,213,210 is primarily attributable to an increase in marketing and selling expenses as well as additional employees and overhead costs, generating promotion for the Company's product, Peter Norton PC Guru. Also, additional overhead and development costs have been incurred on the Company's newest product, "Big Brother".

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1998, the Company had negative working capital of $1,499,814 , as compared to working capital of $134,046 at December 31, 1997. The decline in working capital is attributable to the Company utilizing its working capital for the payment of current liabilities for on going operations during the nine months ended September 30, 1998.

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

CASH FLOWS

      Cash used by operating activities was $1,558,998 for the nine months ended September 30, 1998 as compared to $997,067 for the comparable period last year. The change is primarily attributable to the increase in operating net loss and slower collections on growing receivables resulting from an increase in sales over the same period last year. Additionally, the change in operating cash flows is attributable to the new production and overhead associated with the production of the Peter Norton PC Guru product.

      Cash used in investing activities was $8,566 for the nine months ended September 30, 1998 as compared to $120,341 cash provided for the comparable period last year. The change is primarily attributable to having fewer purchases of tangible and intangible assets offset by a reduction in goodwill during the current period as there was during the same time last year.

      Cash provided by financing activities was $1,203,589 for the nine months ended September 30, 1998 as compared to $1,518,536 for the comparable period last year. The change is primarily attributable to higher payments on notes payable last year and having fewer issuances of debt during the current period over the same time last year.

                                                      [MEDIAX\10Q:10Q0998.doc]-6

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

      There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which it is a party.

ITEM 2.   CHANGES IN SECURITIES

      On September 7, 1998, the Company sold 551,470 shares of common stock to an accredited unrelated investor for $75,000. On September 9, 1998, warrants to convert 200,000 shares of common stock were exercised by an accredited unrelated investor for $50,000.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      None.

ITEM 5.   OTHER TRANSACTIONS

      None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)  3.  EXHIBITS.

               NUMBER    DESCRIPTION              LOCATION
               ------    -----------------------  -----------------------------
               27        Financial Data Schedule  Filed herewith electronically

      (b)  REPORTS ON FORM 8-K.

           No Reports on Form 8-K were filed during the Company's fiscal quarter ended September 30, 1998.

                                                      [MEDIAX\10Q:10Q0998.doc]-6

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      November 13, 1998            MEDIAX CORPORATION

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

                                    Signature

/s/  Nancy Poertner
----------------------------------
     Nancy Poertner
     President, Secretary

/s/  Rainer Poertner
----------------------------------
     Rainer Poertner

/s/  Matthew MacLaurin
----------------------------------
     Matthew MacLaurin

                                                      [MEDIAX\10Q:10Q0998.doc]-6