Form 10KSB
period 1998-12-31
MEDIAX CORP
filed 1999-04-13
CIK 849291

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended: December 31, 1998
                           Commission File No. 0-23780

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

                     SHARES OF COMMON STOCK,$.0001 PAR VALUE

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $ 162,021

The aggregate market value of the Issuer's Common Stock,$.0001 Par Value, held by non-affiliates of the Issuer, based on the closing sale price of the Common Stock on March 31, 1999 as reported on the OTC Bulletin Board, was approximately $12,200,000.

As of March 31, 1999 there were 4,075,375 shares of the Issuer's Common Stock,$.0001 Par Value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                                                   [MEDIAX\10-KSB:123198.KSB]-12

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

         On February 23, 1996, the name of the Company was changed to Zeitgeist Werks, Inc. On February 24, 1996, the Company acquired all of the issued and outstanding shares of Zeitgeist, Inc., a Nevada corporation, in exchange for 1,250,000 shares of its common stock.

         On June 27, 1996, MediaX, a California corporation, was merged into Zeitgeist, Inc., and the Company issued 203,750 shares of its common stock to the former shareholders of MediaX. On August 16, 1996 the Company changed its name to MediaX Corporation.

         During November 1998, the Company effected a 1 for 10 reverse stock split. All financial information and share data in the remainder of this Report gives retroactive effect to the reverse stock split (including the two aforementioned stock splits).

DESCRIPTION OF BUSINESS

         As a result of the Company's acquisition of all of the issued and outstanding shares of Zeitgeist, Inc. and MediaX, Inc., the Company has now a new management and a new business plan. The Company will operate primarily in e-commerce, multimedia services and product development. It has obtained rights to intellectual properties, produces and publishes multimedia software and content mainly for the Internet and for Satellite broadcasting channels. The Company intends to maintain strict control of both quality and costs and to retain profit margins that are traditionally dispersed across many small companies, by taking a comprehensive approach to production and electronic distribution of its products.

         Management believes that due to the varied and extensive expertise of it President, Executive Vice President and outside director in the areas of : artist and record company management, film production, software development and distribution and proprietary technology development, the Company will bridge the entertainment and technology markets and enter into the Internet e-commence market.

                                                   [MEDIAX\10-KSB:123198.KSB]-12

PRINCIPAL PRODUCTS AND SERVICES

         New Products and Services The Company designs and hosts high-value celebrity web sites such as rodstewartlive.com and divinemusik.com and others. The web site entertainment content includes live-chats, on-line shopping for artist specific merchandise and the production of Internet events such as live concerts that are globally broadcast on the Internet. The Company has established affiliate relationships with companies like Broadcast.com, AOL, Yahoo! and others for this purpose. In February 1999, The Company initiated amuZnet.com, an e-commerce site offering more than 260,000 entertainment titles on CDs, DVDs and Videos by major record labels and studios and over 4,000 independent music labels for purchase on-line. The Company purposely directs the high-traffic generated by the celebrity web sites through amuZnet.com with a simple link. This site is constantly updated and developed into a "destination site" serving increasing revenue streams through its e-commerce model.

         The Company plans to provide the same services on an interactive satellite channel, which will be launched late summer 1999. Contracts are signed with EchoStar, one of the largest satellite providers, to implement this model for interactive satellite distribution.

         Historical Products and Services
         The Company has developed, produced and marketed software products for the information entertainment and development tool sector of the software industry in the form of software distributed on floppy disks and CD-ROM's. Three released CD-ROM products are "On the Road with BB King, "Queensryche's Promised Land" and "Peter Norton - PC Guru" distributed by MCA, EMI Records and the Company, respectively.

         The Company was selected by Apple Computer to produce the Welcome Experience for their limited edition Twentieth Anniversary Macintosh which was introduced on March 19, 1997. The multimedia presentation featured leading-edge animation, digital video, interactive 3D graphics, original soundtrack and theater quality audio which highlighted Macintosh's extreme multimedia capabilities.

         In December 1997, the Company released and distributed "Peter Norton - PC Guru." During the fourth quarter of 1998, it was determined that this product would not gain significant additional sales beyond 1998, therefore, the Company has ceased distribution of the product.

         The "Big Brother" project, based on George Orwell's novel "1984", is currently in the final stages of production. The Company obtained production and exclusive publishing rights during December, 1996 from Newspeak Media, Inc. The Company is in discussions with several leading publishers for product licensing and hopes to conclude an agreement within the following year.

PATENTS, TRADEMARKS AND LICENSES

         As a developer, the Company intends to develop mainly its own proprietary titles, which will result in the development of innovative technology solutions with broad applications in other growing markets, especially in the on-line environment. The Company owns several Internet domain names. The Company either has filed or in the process of filing the appropriate applications for patents, trademarks or licenses for it's products.

COMPETITION

         The Company is a minor participant among companies which engage in multimedia and Internet content development. Many of these companies have significantly greater capitalization and experience in this industry.

                                                   [MEDIAX\10-KSB:123198.KSB]-12

EMPLOYEES

         The Company presently has 20 employees and subcontractors.

YEAR 2000

              The Year 2000 issue could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities which may materially adversely affect the Company. To date, the Company has experienced very few problems related to Year 2000 problems and the Company does not believe that it has material exposure to the Year 2000 issue with respect to the Company's information systems as these systems correctly defined the Year 2000.

         The Company is currently conducting an analysis to determine the extent to which the systems of third parties raise Year 2000 issues may affect the Company. However, we cannot assure that the providers the Company uses to fill orders for direct-to-consumer products, will, in fact be year 2000 compliant on a timely basis. Generally, the Company is unable to predict the extent to which the Year 2000 issue will effect it's suppliers, or the extent to which the Company would be vulnerable to it's suppliers' failure to remediate any Year 2000 issues on a timely basis. The failure of a major supplier subject to the Year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company, which is not currently quantifiable. In addition, most of the purchases from the Company's on-line web site are made with credit cards, and the Company's operations may be materially adversely affected to the extent the Company's customers are unable to use their credit cards due to Year 2000 issues that are not rectified by credit card providers.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company maintains its corporate office at 8522 National Boulevard, Suite 110, Culver City, California 90232. The Company renewed its lease on a month-to-month basis and pays approximately $3,200 per month for rent. The Company maintains its software development office at 303 Potrero St., #42-302, Santa Cruz, California 95060. The Company pays approximately $3,146 per month for rent pursuant to a lease which expires in June 2000.

ITEM 3.           LEGAL PROCEEDINGS

         There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which it is a party.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998, other than as follows:

          On December 31, 1998, three shareholders of the Company holding a majority of the voting power, acting pursuant to Nevada law and in lieu of an annual meeting, elected Nancy Poertner, Rainer Poertner and Matthew MacLaurin to serve as directors for the ensuing year and ratified the appointment of Davis & Co. CPA's P.C. as the Company's independent accountants for the year ended December 31, 1998. Notice of the proposed written consent in lieu of an annual meeting was filed with the SEC on Schedule 14C and mailed to all shareholders of record on November 12, 1998.

                                                   [MEDIAX\10-KSB:123198.KSB]-12

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


Quarter Ended            High Bid       Low Bid
------------------       --------       -----------
March 31, 1998           $13.31         $3.80
June 30, 1998            $ 5.00          $1.30
September 30, 1998       $ 3.50          $1.50
December 31, 1998        $ 3.00          $ .60
March 31, 1999           $ 4.88          $2.00

     (b) HOLDERS. As of March 31, 1999, the Company had approximately 900 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

     (d) RECENT SALES OF UNREGISTERED SECURITIES.

                  Stock sales
                  During April to December 1998, the Company sold 468,313 shares to an accredited unrelated investor for proceeds of $500,000 pursuant to an agreement which grants to this investor and several other accredited unrelated investors non-dilutable and dilutable warrants to purchase up to 3,180,130 shares of common stock at varying prices tied to the average market bid ten days prior to being exercised. The warrants expire from April 28 to September 7, 2001. 200,000 of these warrants were exercised during December of 1998, resulting in the issuance of 200,000 shares for proceeds of $20,000.

                  Another accredited unrelated investor purchased 124,000 shares during February 1998 for proceeds of $200,000. These purchases included warrants to purchase up to 30,000 additional shares at $15.00 per share. These warrants expire in February 2001.

                  Convertible Securities
                   On March 1, 1998, the Company replaced certain outstanding debentures with a new convertible debenture for $850,000 which pays interest at the same rate as the replaced debentures and is due on September 1, 1999. The principal sum of the new debenture and any accrued interest may be converted into common shares at any time prior to the due date at $1.75 per share. Accrued interest at December 31, 1998 was $73,754. On March 1, 1999 the investor converted $350,000 of principal into 200,000 shares of common stock.

                  Other Securities
                  The following options were granted to unrelated parties during 1998. In July a public relations consultant was granted options to purchase up to 25,000 shares of the Company's common stock at $4.00. During December two investment advisors were granted options to purchase up to 100,000 shares of the Company's common stock at $.50 each. Two business transition specialists assisting with E-commerce were granted options to purchase of up to 105,000 shares, 75,000 at $.98 per share and 30,000 at the bid value on the date of exercise.

                                                   [MEDIAX\10-KSB:123198.KSB]-12

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

GOING CONCERN

         The Company has experienced recurring net losses and has limited liquid resources. Management's intent is to increase the Company's sales and continue searching for additional sources of capital. In the interim, the Company will continue operating with minimal overhead and administrative functions will be provided by key employees and consultants, some of whom are compensated primarily in the form of the Company's common stock. The Company may need to utilize its common stock to fund its operations through fiscal 1999.
Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

NEW BUSINESS PLAN

         The Company designs and hosts high-value celebrity web sites such as rodstewartlive.com and divinemusik.com and others. The web site entertainment content includes live-chats, on-line shopping for artist specific merchandise and the production of Internet events such as live concerts that are globally broadcast on the Internet. The Company has established affiliate relationships with companies like Broadcast.com, AOL, Yahoo! and others for this purpose. In February 1999, The Company initiated amuZnet.com, an e-commerce site offering more than 260,000 entertainment titles on CDs, DVDs and Videos by major record labels and studios and over 4,000 independent music labels for purchase on-line. The Company purposely directs the high-traffic generated by the celebrity web sites through amuZnet.com with a simple link. This site is constantly updated and developed into a "destination site" serving increasing revenue streams through its e-commerce model.

         Due to the new business plan and change in products and services offered, the Company incurred a one time software write off of $255,000 during the current year. During the fourth quarter of 1998, it was determined that this product would not gain significant additional sales beyond 1998, therefore, the Company has ceased distribution of the product through standard retail channels. There was no such write off during the previous year.

                                                   [MEDIAX\10-KSB:123198.KSB]-12

         RESULTS OF OPERATIONS

                  Twelve Months Ended December 31, 1998 Compared to Twelve Months Ended December 31, 1997

                  The Company's net sales for the twelve months ended December 31, 1998 was $162,021 as compared to $228,511 for the comparable period last year, resulting in a decrease of $66,490 or 29%. The decrease is primarily attributable to a change in sales mix and the lower than expected sales of the Company's product, "Peter Norton - PC Guru."

                  The Company's cost of sales for the twelve months ended December 31, 1998 was $135,988 as compared to $268,258 for the comparable period last year, resulting in a decrease of $132,270 or 49%. The decrease is primarily attributable to a change in sales mix and to the low sales of the Company's newest product, "Peter Norton - PC Guru."

                  The Company's advertising expenses for the twelve months ended December 31, 1998, were $531,672 as compared to none for the comparable period last year. The increase is directly related to the utilization of prepaid advertising for "Peter Norton - PC Guru" and the continued marketing of the Company as an international software developer and e-commerce company.

                  The Company's total amortization and depreciation for the twelve months ended December 31, 1998 was $103,003 as compared to $58,533 for the comparable period last year. The increase is attributable to additions of depreciable assets over the comparable period last year partially offset by the amortization of software development costs for three quarters of the year.

                  The Company's professional, legal and accounting services for the twelve months ended December 31, 1998, was $334,052 as compared to $481,237 for the comparable period last year. The decrease is primarily attributable to a decrease of $166,865 in professional services provided by consultants under professional advisory and management agreements over the same period last year, partially offset by an increase of $19,680 in accounting and legal services provided during the current year.

                  The Company's publicity and promotion expenses for the twelve months ended December 31, 1998, was $163,864 as compared to $40,074 for the comparable period last year. The increase is directly related to the promoting of the Company's products, and continued marketing of the Company as an international software developer and new e-commerce company.

                  The Company's rent, utilities, telephone and communications and for the twelve months ended December 31, 1998, was $115,505 as compared to $87,943 for the comparable period last year. The increase is attributable to rent increases from the renewed leases of the Company's premises, increase in equipment rental cost and telephone usage affecting the current year over last year.

                  The Company's research and development expenses for the twelve months ended December 31, 1998, was $275,839 as compared to none for the comparable period last year. The increase is attributable to the software development costs of "Big Brother" and e-commerce Internet web sites.

                  The Company's salaries, employee benefits, insurance and payroll taxes for the twelve months ended December 31, 1998, increased to $670,897 a compared to $447,565 for the comparable period last year. The increase is attributable to increases in insurance premiums, additional employees and salary increases which includes provisional increases in the Company's agreements with its executive officers. However, the Company has not and the officers' have not elected to exercise their right to the salary increase for the final year term.

                                                   [MEDIAX\10-KSB:123198.KSB]-12

                  The Company incurred a one time software development cost write off of $255,000 for the current year. During the fourth quarter of 1998, it was determined that this product would not gain significant additional sales beyond 1998, therefore, the Company has ceased distribution of the product through standard retail channels. There was no such write off during the previous year.

                  The Company's travel and meetings expenses for the the twelve months ended December 31, 1998, was $77,760 as compared to $29,460 for the comparable period last year. The increase is directly related to promoting the Company's products and continued marketing of the Company as an international software developer and new e-commerce company.

                  The Company's other general and administrative expenses for the twelve months ended December 31, 1998, was $115,666 as compared to $115,473 for the comparable period last year. There was no significant change in the Company's overall operations.

                  The Company's other income and expenses for the twelve months ended December 31, 1998, were $133,411 of other expenses as compared to $30,309 for comparable period year. The increase is directly related to the increase in interest expense of $74,876 caused by an increase in principal borrowings of convertible debt in the amount of $654,680 during the current year.

                  The Company's net loss for the twelve months ended December 31, 1998 was $2,762,066 as compared to $1,330,341 for the comparable period last year. The increase in net loss of $1,431,725 is primarily attributable to: (i) an increase in advertising expenses of $531,672 for the utilization of prepaid advertising costs for the Company's product "Peter Norton - PC Guru"; (ii) increase in research and development of $275,839 associated with the production of "Big Brother" and e-commerce Internet web sites; (iii) a one time write off of software development costs of $255,000; (iv) increase in interest expense of $74,876; (v) increase in salaries, insurance and employee benefits of $223,332 and; (vi) partially offset by a decrease of $166,866 in professional, legal and accounting services.

         LIQUIDITY AND CAPITAL RESOURCES

                  At December 31, 1998, the Company had negative working capital of $1,773,728, as compared to positive working capital of $134,046 at December 31, 1997. The increase in negative working capital is attributable to the Company utilizing it's prepaid advertising, payment of current liabilities and for on-going operations during the year ended December 31, 1998.

                  The Company's success and ongoing financial viability is contingent upon the success of its new e-commerce model, the alliance with Echostar interactive satellite distribution, the licensing of "Big Brother" and the generation of related cash flows.

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

                                                   [MEDIAX\10-KSB:123198.KSB]-12

                  The Company plans to raise up to an additional $1.5 million through private placements of it's common stock to provide working capital for the Company's planned business activities. The first stage of a private placement of $1.5 million in aggregate has been agreed upon with a Letter of Intent of $250,000 being funded as of the date of this Report. The success, or lack thereof, of this additional funding may have a material impact on the future of the Company. Similarly, the lack of sufficient sales of the Company's products will have a material impact on the future of the Company.


ITEM 7.           FINANCIAL STATEMENTS

                  Please see pages F-1 through F-18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                                   [MEDIAX\10-KSB:123198.KSB]-12

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                  The directors and executive officers of the Company, their ages, positions held in the Company, and duration as such, are as follows:

NAME                     AGE  POSITION HELD AND TENURE
-------------------      ---  --------------------------------------------------
Nancy Poertner           43   President,  Secretary  and Director since February
                              23, 1996
Rainer Poertner          51   Director since February 23, 1996
Matthew MacLaurin        32   Director, Executive V.P. since June 27, 1996
Jacqueline Cabellon      37   Controller since November 16, 1998

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

                  NANCY POERTNER, PRESIDENT, SECRETARY AND DIRECTOR. Ms. Poertner has been involved in the entertainment industry since 1979. From 1981 to December 1995, she was Vice President for a major artist management company based in Los Angeles, where she was responsible for all aspects of artist management - domestic and international touring, marketing, promotion and album recordings. In addition, from 1991 to December 1995, she led the international department of a major record label distributed through MCA, resulting in sales generating five international gold records, five top fifteen singles and two number one positions. Several of the entertainers she has worked with include Matthew Broderick, Rod Stewart, Toni Braxton, Suzanne Hoffs (Bangles) and recording artist Morrissey. As a result of her years in the business, Ms. Poertner has extensive personal relationships throughout the domestic and international film and recording industries. Ms. Poertner was educated overseas, graduated with a Bachelor of Arts in Education and taught in Afghanistan and Turkey through the Peace Corps.

                  RAINER POERTNER, DIRECTOR. Mr. Poertner has served as a Director of the Company since February 23, 1996. Mr. Poertner has a twelve-year track record of bringing new and innovative computer hardware and software technology to the international market place. He has served as President and a Director of Syncronys Softcorp since May 8, 1995, and as Chief Executive Officer since July 1, 1995. He left the company to fully concentrate on MediaX in July 1998. He co-founded Seamless Software Corporation ("Seamless") and served as Director and as President of Seamless from its inception in May 1993 until its merger with Syncronys Softcorp on May 8, 1995. After having held several positions in the European and U.S. entertainment industries, he founded Hybrid Arts, Inc., in 1986 by arranging $3 million of venture financing for ADAP - the first Direct-to-Disk Digital Recording System. After arranging Hybrid Art's sale in 1991, Mr. Poertner became CEO of Hydra Systems, Inc., which developed and marketed ANDOR - a fully functional Macintosh CPU on a PC peripheral card. Hydra Systems subsequently sold the technology and the inherent rights to a company in Seoul, South Korea in 1992. Mr. Poertner received degrees in economics from the University of Frankfurt in 1975 and the Klinger Business School in 1973.

                  Rainer Poertner and Nancy Poertner are husband and wife.

                                                   [MEDIAX\10-KSB:123198.KSB]-12

                  MATTHEW MACLAURIN, EXECUTIVE VICE PRESIDENT. Mr. MacLaurin's experience stretches back to the early days of PCS when, 17 years ago, he developed games for the Commodore Pet 2001. Later, Mr. MacLaurin joined Sapiens Software to create tools for artificial intelligence engineering on the IBM PC XT platform. He was the key engineer for the development and implementation of Common Lisp, a computer language for the 640K DOS platform. At Apple Computer he secured funding for, designed and led the development of the patented GATE system, a leading-edge artificial intelligence testing system. In Apples
Advanced Product Group, he led the development of a revolutionary pen-based computer called Bauhaus, which incorporated handwriting recognition and an advanced artificial intelligence memory system. In 1994, Mr. MacLaurin joined forces with Gaben Chancellor to found the original MediaX, Inc..

                  JACQUELINE CABELLON, CPA. Ms. Cabellon has been controller of the Company since November 16, 1998. Prior to that, Ms. Cabellon practiced as a certified public accountant assisting companies with consulting and accounting projects since January, 1993. Prior to that time, she was an accountant with local accounting firms since December, 1996

         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                  No persons who were either a Director, Officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.          EXECUTIVE COMPENSATION

                  The following table sets forth information regarding the executive compensation for the Company's President and Executive V.P. for the years ended December 31, 1998, 1997 and 1996 from the Company and its subsidiaries. No other executive officer received compensation in excess of $100,000 during these periods. Directors serve with out compensation.


                             Summary Compensation Table
                         ------------------------------------
Name and Principal       Fiscal    Salary    Other Annual        Options
Position                 Year      ($)       Compensation ($)    Granted (#)
---------------------    ----      -------   ----------------    -----------
Nancy Poertner
President, Secretary,    1998      185,000   3,500               N/A
Director                 1997      158,458   6,720               N/A
                         1996      114,583   7,200               N/A
Matthew MacLaurin
Executive VP,            1998      125,000   N/A                 N/A
Director                 1997      114,000   N/A                 N/A
                         1996       23,665   N/A                 N/A

                                                   [MEDIAX\10-KSB:123198.KSB]-12

         EMPLOYMENT AGREEMENTS

                  On January 1, 1996, the Company entered into an employment agreement with Nancy Poertner, the Company's President. The agreement expires October 31, 1999, but is automatically renewable for additional two year terms unless either party elects to terminate the agreement. The agreement provides for a monthly salary of $10,417 during the period from January 1, 1996 through September 30, 1996, and an annual base salary of $155,000 during the period from October 1, 1996, through September 30, 1997. The salary level increases by $30,000 for each year thereafter. The agreement also provides that Nancy Poertner will be paid a bonus within 30 days after the end of each quarter in amounts to be determined by the Board of Directors. Nancy Poertner can terminate the agreement at any time.

                  On June 26, 1996, the Company entered into an employment agreement with Matthew MacLaurin, the Company's Executive Vice President. The agreement expires June 30, 1999, but is automatically renewable for additional two year terms unless either party elects to terminate the agreement. The agreement provides for an annual base salary of $100,000 during the period from July 1, 1996 through June 30, 1997, and an annual base salary of $125,000 during the period from July 1, 1997 through June 30, 1998. The salary level increases by $30,000 for each year thereafter. The agreement also provides that Matthew MacLaurin will be paid a bonus within 30 days after the end of each quarter in amounts to be determined by the Board of Directors. Matthew MacLaurin can terminate the agreement at any time.

                  No bonuses have been declared or paid since inception of the Company nor have the officers have elected to exercise their right to the salary increase for the final terms of their respective agreements

         OTHER AGREEMENT

                  Beginning August 1, 1998, the Company's chairman, Rainer Poertner, provides full-time services to the Company pursuant to a month to month consulting agreement requiring $10,000 for each month worked. As such, the Company expensed and paid Mr. Poertner $50,000 and $6,000, respectively, during the year ended December 31, 1998, and owed Mr. Poertner $44,000 as of December 31, 1998.

         STOCK OPTION PLAN

                  During April 1996, the Board of Directors adopted a Stock Option Plan (the "Plan"), and on July 3, 1996, the Corporation's shareholders approved the Plan. The Plan authorized the issuance of options to purchase up to 100,000 shares of the Company's Common Stock. During December 1998, the Company amended the Plan to increase the available amount of shares to purchase under the plan to 500,000 shares of the Company's common stock. All options granted must have an exercise price no less than the stock's fair market value on the date of grant.

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

                                                   [MEDIAX\10-KSB:123198.KSB]-12

                  Options to purchase a total 67,816 shares at an exercise price of $22.50 per share were granted during April 1996. There were no options granted to officers or directors of the Company during fiscal 1998 and 1997.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth, as of March 31, 1999, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually, and all Officers and Directors as a group. Each person has sole voting and investment power over the shares except as noted.

                                   Amount and Nature
Name and Address                   of Beneficial Interest   Percent of
of Officers and Directors          of Common Stock          Class
--------------------------------   ----------------------   ----------

Nancy Poertner                     809,375 (1)              18%
8522 National Blvd., Suite
110   Culver City, CA 90232

Rainer Poertner                    809,375 (1)              18%
3958 Ince Boulevard
Culver City, CA 90232

Assisi Limited Partnership         809,375 (1)              18%
10866 Wilshire Blvd., 15th Floor
Los Angeles, CA  90024

Matthew MacLaurin                   95,625                  2%
325A River Street
Santa Cruz, CA  95060

All Directors and Officers         905,000 (1)              21%
as a group (3 persons)

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


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         ACQUISITION OF ZEITGEIST, INC.

                  On February 24, 1996, the Company acquired all of the outstanding stock of Zeitgeist, Inc. ("Zeitgeist"). The Company issued a total of 1,250,000 shares (approximately 95%) of its common stock to the shareholders of Zeitgeist.

                                                   [MEDIAX\10-KSB:123198.KSB]-12

                  The stock issuances were made pursuant to an Agreement (the "Agreement") among the Company, Zeitgeist and the Zeitgeist shareholders. The terms of the Agreement were the result of negotiations between the managements of the Company and Zeitgeist. However, Mark R. Moldenhauer, the Company's President and a Director prior to the acquisition, held a 5.6% interest in Zeitgeist and received 70,000 shares of common stock in the transaction. Further, the Board of Directors did not obtain any independent "fairness" opinion or other evaluation regarding the terms of the Agreement due to the cost of obtaining such opinions or evaluations.

                  The 1,250,000 shares issued to acquire Zeitgeist were issued to the following shareholders of Zeitgeist in the amounts set forth:


NAME                          NUMBER OF SHARES
--------------------------    -----------------
Assisi Limited Partnership    947,500
Cabana Holdings Ltd.          116,250
Mizzentop Holdings Ltd.       116,250
Mark R. Moldenhauer           70,000
                              -----------------
     Total                    1,250,000

         ACQUISITION OF MEDIAX

                  On June 27, 1996, the Company completed a transaction in which MediaX, Inc. a California corporation, was merged with and into the Company's wholly-owned subsidiary, Zeitgeist. The Company issued a total of 203,750 shares of its Common Stock to the shareholders of MediaX, Inc. at the Closing, and Assisi Limited Partnership surrendered for cancellation 203,750 of its shares of common stock.

                  The stock issuances were made pursuant to an Agreement and Plan of Reorganization ("Agreement") among the Company, Zeitgeist, MediaX, Inc. and MediaX, Inc.'s shareholders. The terms of the Agreement were the result of negotiations between the managements of the Company and MediaX Inc. However, the Board of Directors did not obtain any independent "fairness" opinion or other evaluation regarding the terms of the Agreement, due to the cost of obtaining such opinions or evaluations.

                  The 203,750 shares issued to acquire MediaX, Inc. were issued to the following shareholders of MediaX, Inc. in the amounts set forth:

                  NAME                  NUMBER OF SHARES
                  -----------------     -----------------
                  Matthew MacLaurin     95,625
                  Gaben Chancellor      95,625
                  David Traub           12,500
                                        -----------------
                           Total        203,750

         TRANSACTIONS INVOLVING THE COMPANY

                  On December 6, 1995, Zeitgeist, Inc. loaned Nancy Poertner, the Company's President, $50,000 pursuant to an unsecured note bearing interest at 4% and with a due date of January 1, 2000. On February 25, 1996, an additional $50,000 was loaned to Ms. Poertner on the same terms.

                                                   [MEDIAX\10-KSB:123198.KSB]-12

                  On February 20, 1997, the Company entered into a Disengagement Agreement with Gaben Chancellor ("Chancellor"), a Vice President of the Company, pursuant to which Chancellor agreed to resign as an officer of the Company and to transfer 65,625 of his shares of the Company's common stock to Assisi Limited Partnership. In addition, Chancellor agreed to enter into a Consulting Agreement with the Company to act as project manager for the "Apple Project" and to receive a monthly consulting fee of $6,000 until the completion of the project. (The project was completed during March 1997.) The Company also agreed to pay Chancellor a one-time cash compensation of $32,500 for his past contributions to the Company.

                                                   [MEDIAX\10-KSB:123198.KSB]-12

                                     PART IV

         ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      3.       EXHIBITS.


          #    DESCRIPTION                                            LOCATION
         ---   -------------------------------------------------      ------------------------------------------------

         3.1   Certificate of Incorporation                           Incorporated by reference to Exhibit 3.1 to
                                                                      the Company's Registration Statement on
                                                                      Form S-18 (No. 33-28258)

         3.1   (Articles of Amendment to the Articles of              Incorporated by reference to Exhibit 3.1(a) to
               Incorporation dated February 23, 1996, for the name    the Company's Form 10-KSB for the year
               change to Zeitgeist  Werks, Inc.                       ended December 31, 1995

         3.1   (Articles of Amendment to the Articles of              Incorporated by reference to Exhibit 3.1(b) to
               Incorporation  dated August 15, 1996, for the          the  Company's  Form  10-KSB  for the year
               name change  to  MediaX                                Corporation ended December 31, 1996

         3.1   (Certificate of Amendment Reverse Split                Incorporated by reference to Exhibit 3.1(c) to
                                                                      the Company's Schedule 14C

         3.2   Bylaws                                                 Incorporated by reference to Exhibit 3.2 to
                                                                      the Company's Registration Statement of
                                                                      Form S-18 (No. 33-28258)

         10.1  Disengagement Agreement dated February 20, 1997,       Incorporated by reference to Exhibit 10.1 to
               with Gaben Chancellor                                  the Company's Form 10-KSB for the year
                                                                      ended December 31, 1996

         10.2  Employment Agreement dated January 1, 1996 with        Incorporated by reference to Exhibit 10.2 to
               Nancy Poertner                                         the Company's Form 10-KSB for the year
                                                                      ended December 31, 1996.

         10.3  Employment Agreement dated June 26, 1996 with          Incorporated by reference to Exhibit 10.3 to
               Matthew MacLaurin                                      the Company's Form 10-KSB for the year
                                                                      ended December 31, 1996.

         10.4  Consulting Agreement with Ted Ralston                  Filed herewith electronically

         10.5  Consulting Agreement with The Globus Group, Inc        Filed herewith electronically

         10.6  Consulting Agreement with Winchester Investment        Filed herewith electronically
               Securities, Inc.

         10.7  Consulting Agreement with Arnold Stiefel               Filed herewith electronically

         10.8  Consulting Agreement with Anne Challis                 Filed herewith electronically

         10.9  Consulting Agreement with Liviakis Financial           Filed herewith electronically
               Communications, Inc.

         10.10 Consulting Agreement with Richard O. Weed              Incorporated by reference to Exhibit 10.A to
                                                                      the Company's registration statement on
                                                                      Form S-8  (No. 33-28258)

                                                   [MEDIAX\10-KSB:123198.KSB]-12


          #    DESCRIPTION                                            LOCATION
         ---   -------------------------------------------------      ------------------------------------------------

         10.11 Consulting Agreement with Steven H. Dong               Incorporated by reference to Exhibit 10.B to
                                                                      the Company's registration statement on
                                                                      Form S-8  (No. 33-28258)

         10.12 1996 Stock Option Plan and Amendment                   Incorporated by reference to Exhibit 10.C to
                                                                      the Company's registration statement on
                                                                      Form S-8  (No. 33-28258)

         10.13 Consulting Agreement with CSK Securities               Filed herewith electronically
               Research
         10.14 Consulting Agreement with Robert J. Adsit              Filed herewith electronically

         10.15 Consulting Agreement with John H. Shaw                 Filed herewith electronically

         10.16 Consulting Agreement with Retail OEM                   Filed herewith electronically
               International Inc.

         10.17 Consulting Agreement with SME Financial                Filed herewith electronically
               Communications

         10.18 Consulting Agreement with Business News                Filed herewith electronically
               Network Inc.

         10.19 Consulting Agreement with Willow Run                   Filed herewith electronically

         10.20 Consulting Agreement with Tim Werry                    Filed herewith electronically

         10.21 Agreement with Business News Network Inc.              Filed herewith electronically

         27    Financial Data Schedule                                Filed herewith electronically


     (b) REPORTS ON FORM 8-K. No Reports on Form 8-K were filed during the fourth quarter of the Company's fiscal year ended December 31, 1998.

                                                   [MEDIAX\10-KSB:123198.KSB]-12

                                   SIGNATURES



                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     April 13, 1999                MEDIAX CORPORATION

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

Signature                          Title                    Date
-----------------------------      --------------------     --------------
/s/  Nancy Poertner                President, Secretary     April 13, 1999
-----------------------------      and Director
     Nancy Poertner

/s/  Rainer Poertner               Director                 April 13, 1999
-----------------------------
     Rainer Poertner

/s/  Matthew MacLaurin             Executive V.P. and       April 13, 1999
-----------------------------      Director
     Matthew MacLaurin

/s/  Jackie Cabellon               Controller (Principal    April 13, 1999
-----------------------------      Accounting Officer)
     Jackie Cabellon

                                                   [MEDIAX\10-KSB:123198.KSB]-12

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



         To the Board of Directors
         MediaX Corporation
         (A Development Stage Company)

         We have audited the accompanying balance sheet of MediaX Corporation at December 31, 1998 and the related statements of changes in stockholders' equity, operations and cash flows for each of the two years ended December 31, 1998 and 1997 and for the period from inception (March 30, 1995) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MediaX Corporation at December 31, 1998 and the results of its operations and its cash flows for each of the two years ended December 31, 1998 and 1997 for the period from inception (March 30, 1995) to December 31, 1998 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and has an accumulated deficit of ($5,041,262) at December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/  Davis & Co., CPAs, P.C.
                                        ---------------------------------------
                                             Davis & Co., CPAs, P.C.
                                             Certified Public Accountants

         Englewood, Colorado
         March 26, 1999

                                                   [MEDIAX\10-KSB:123198.KSB]-12


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                      Balance Sheet As Of December 31, 1998

         ASSETS

         Current assets
            Cash and cash equivalents                                      $       19,975
            Accounts receivable                                                    76,808
            Inventories                                                            92,763
            Prepaid advertising costs                                             100,000
            Other prepaid expenses                                                 30,325
                                                                           --------------
                                                                                  319,871

         Property and equipment
            Computers and peripheral equipment                                    204,111
            Software                                                              162,272
            Furniture and fixtures                                                 19,859
            Office equipment                                                       19,253
                                                                           --------------
                                                                                  405,495
            Less: accumulated depreciation                                       (229,611)
                                                                                  175,884

         Other assets
            Note and interest receivable - officer                                111,830
            Deferred software development costs                                   105,238
            License agreement and trademark                                       102,287
            Organization costs, net                                                 1,341
            Deposits and other assets                                              10,564
                                                                           --------------
                                                                                  331,260
                                                                           $      827,015

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

         Current liabilities
            Convertible debentures payable                                 $    1,454,092
            Notes payable, other                                                   18,179
            Subscriptions payable                                                 320,000
            Accounts payable - trade                                              292,852
            Payroll accruals                                                        8,476
                                                                           --------------
                                                                                2,093,599

        Commitments, contingency and subsequent events (Notes 5, 6, and 9)
         Stockholders' equity (deficit)
            Preferred stock, $.0001 par value per share;                                 -
                  10,000,000 shares authorized and no shares issued
            Common stock, $.0001 par value per share;
                  7,500,000 shares authorized; 2,380,375 shares issued
                  and outstanding                                                      238
            Additional paid-in capital                                           3,774,440
            Deficit accumulated during the development stage                    (5,041,262)
                                                                                (1,266,584)
                                                                               $   827,015


        The accompanying notes are an integral part of this statement.

                                                           [MEDIAX\123198.FS]-12


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
       For the Period From Inception (March 30, 1995) to December 31, 1998

                                                                 COMMON STOCK
                                                           -----------------------------
                                                               SHARES                                   ADDITIONAL
                                                           (As Restated)       AMOUNT                 PAID-IN CAPITAL
                                                           -------------       ---------            ------------------

         Shares issued in March 1995
            for cash of $.000008 per
            share to an officer and                        12,500,000         $     1,250            $         (1,150)
            director
         Net loss for the period from
            inception (March 30, 1995) to
            December 31, 1995

         Balance at December 31, 1995                      12,500,000                1,250                     (1,150)

         Adjustment for shares of
            Zeitgeist Werks, Inc.
            outstanding immediately
            prior to reorganization on
            February 23, 1996, valued at                     658,039                    66                    249,757
            net monetary asset amount
         Exchange of 154,000 shares
            during March 1996 for notes                      154,000                    15                    307,985
            and interest payable of
            $308,000
         Issuance of 125,000 shares to                       125,000                    13                    124,987
            consultant on April 20, 1996
            in exchange for services
         Cancellation of 2,037,500 shares                 (2,037,500)                 (204)
            by majority shareholder on
            June 27, 1996
         Issuance of 2,037,500 shares on                   2,037,500                   204
            June 27, 1996 in exchange for
            all of the stock of MediaX,
            Inc.                                              25,100                     2                     52,198
        Sale of 25,100 shares to
             unrelated parties during June
             and July 1996 at $2 per share                   350,000                    35                    349,965
         Sale of 350,000 shares to
            unrelated parties during Nov.                         --                    --                         --
                                                           ---------           ------------            ---------------
            and Dec. 1996 at $1 per share
         Net (loss) for year ended
       December 31, 1996

         Balance at December 31, 1996                     13,812,139           $     l,381            $     1,083,742


                                                                     (Continued)

         The accompanying notes are an integral part of this statement.

                                                           [MEDIAX\123198.FS]-12


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
       For the Period From Inception (March 30, 1995) to December 31, 1998
                                    (Page 2)

                                                                      COMMON STOCK
                                                             ------------------------------
                                                                 SHARES                                   ADDITIONAL
                                                             (As Restated)       AMOUNT                 PAID-IN CAPITAL
                                                             --------------     -----------             ---------------

         Sale of 350,000 shares to various
            unrelated parties during
            January and February 1997 at
            $1 per share                                    350,000             $         35              $        349,965
         Sale of 100,000 shares and
            warrants to unrelated party
            during May 1997 at $.70 per
            unit                                            100,000                       10                        69,990
         Sale of 542,308 shares and
          warrants to various unrelated
          parties during August and
          September 1997 at $1.04 per
          share                                             542,308                       54                       563,946
         Sale of 200,000 shares to
            unrelated party during August
            1997 at $.74 per share                          200,000                       20                       147,980
         Conversion of note and interest
            payable to Westridge Capital
            (unrelated party) into 400,000
            shares of common stock at
            $.794 per share in August 1997                  400,000                       40                       317,507
         Issuance of 400,000 shares at
            $1.50 per share to unrelated
            party in exchange for prepaid
            advertising during November of
            1997
         Commissions paid to unrelated
            party for private placement
            sales of stock                                       --                       --                       (80,000)
        Issuance of 76,000 shares at par
        value to unrelated parties pursuant
        to other agreements during 1997                      76,000                        8                            --
         Net (loss) for year ended
            December 31, 1997                                    --
                                                             ----------         -------------          --------------------
         Balance at December 31, 1997                        15,880,447         $      1,588           $         3,053,090


                                                                     (Continued)

         The accompanying notes are an integral part of this statement.

                                                           [MEDIAX\123198.FS]-12


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
       For the Period From Inception (March 30, 1995) to December 31, 1998
                                    (Page 3)

                                                                      COMMON STOCK
                                                             ------------------------------
                                                                SHARES                                  ADDITIONAL
                                                             (As Restated)       AMOUNT                 PAID-IN CAPITAL
                                                             -------------      -----------             ----------------

         Sale of 1,241,000 shares to
            unrelated investor during                        1,240,000          $       124            $         199,876
            February and May 1998
         Sale of 3,013,133 shares to
            unrelated investor from April
            28 through October 27, 1998                      3,013,133                  301                      419,699
         10 for 1 reverse stock split on
            November 17, 1998                              (18,120,205)              (1,812)                       1,812
         Warrant exercise during
            December 1998 by unrelated
            investor                                          200,000                     20                      19,980
         Sale of 167,000 shares to
            unrelated investor during                            167,000                  17                      79,983
            December 1998
         Net (loss) for year ended
            December 31, 1998                                      --                   --                          --
                                                             ----------         ------------           -----------------

         Balance at December 31, 1998                        2,380,375          $       238            $      3,774,440
                                                             ==========         ============           =================

                                                                     (Continued)

         The accompanying notes are an integral part of this statement.

                                                           [MEDIAX\123198.FS]-12


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
       For the Period From Inception (March 30, 1995) to December 31, 1998
                                    (Page 4)

                                                                  DEFICIT
                                                                  ACCUMULATED                 TOTAL
                                                                  DURING THE                STOCKHOLDERS
                                                                  DEVELOPMENT                EQUITY
                                                                  STAGE                     (DEFICIT)
                                                                 ----------------         --------------------

         Shares issued in March 1995
            for cash of $.000008 per share
            to an officer and director                           $             --          $              100
         Net loss for the period from
            inception (March 30, 1995) to
            December 31, 1995                                            (37,238)                     (37,238)
                                                                  --------------            ------------------
         Balance at December 31, 1995                                    (37,238)                     (37,138)

         Adjustment for shares of Zeitgeist
            Werks, Inc. outstanding
            immediately prior to reorganization
            on February 23, 1996, valued at net                         (268,064)                     (18,241)
            monetary asset amount
         Exchange of 154,000 shares
            during March 1996 for notes and                                   --                      308,000
            interest payable of $308,000
         Issuance of 125,000 shares to
            consultant on April 20, 1995 in                                   --                      125,000
            exchange for services
         Cancellation of 2,037,500 shares                                     --                         (204)
            by majority shareholder on June 27,
            1996
         Issuance of 2,037,500 shares on                                      --                          204
            June 27, 1996 in exchange for all of
            the stock of MediaX, Inc.
         Sale of 25,100 shares to unrelated                                   --                       52,200
            parties during June and July 1996 at
            $2 per share
         Sale of 350,000 shares to unrelated                                  --                      350,000
            parties during Nov. and Dec. 1996
            at $1 per share                                             (643,554)                    (643,554)
                                                                  ---------------            -----------------
         Net (loss) for year ended
            December 31, 1996
         Balance at December 31, 1996                            $      (948,855)          $          136,268


                                                                     (Continued)

         The accompanying notes are an integral part of this statement.

                                                           [MEDIAX\123198.FS]-12


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
       For the Period From Inception (March 30, 1995) to December 31, 1998
                                    (Page 5)

                                                                DEFICIT
                                                                ACCUMULATED                 TOTAL
                                                                DURING THE                STOCKHOLDERS
                                                                DEVELOPMENT                EQUITY
                                                                STAGE                     (DEFICIT)
                                                               ---------------           --------------------

         Sale of 350,000 shares to various
            unrelated parties during January
            and February 1997 at $1 per share                  $             -           $           350,000
         Sale of 100,000 shares and warrants
            to unrelated party during May
            1997 at $.70 per unit                                           --                        70,000
         Sale of 542,308 shares to various
            unrelated parties during August
            and September 1997 at $1.04 per                                 --                       564,000
            share
         Sale of 200,000 shares to unrelated
            party during August 1997 at $.74                                --                       148,000
            per share
         Conversion of note and interest
            payable to Westridge Capital
            (unrelated party) into 400,000                                  --                       317,547
            shares of common stock at $.794
            per share in August 1997
         Issuance of 400,000 shares at $1.50
            per share to unrelated party in                                 --                       600,000
            exchange for prepaid advertising
            during November of 1997                                         --                       (80,000)
         Commissions paid to unrelated party
            for private placement sales of
            stock                                                           --                             8
         Issuance of 76,000 shares at par
            value to unrelated parties                              (1,330,341)                   (1,330,341)
            pursuant to other agreements                         --------------            -------------------
            during 1997
         Net (loss) for year ended
            December 31, 1997
         Balance at December 31, 1997                          $    (2,279,196)          $           775,482


                                                                     (Continued)

         The accompanying notes are an integral part of this statement.

                                                           [MEDIAX\123198.FS]-12


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
       For the Period From Inception (March 30, 1995) to December 31, 1998
                                    (Page 6)

                                                              DEFICIT
                                                              ACCUMULATED                  TOTAL
                                                              DURING THE                 STOCKHOLDERS
                                                              DEVELOPMENT                 EQUITY
                                                               STAGE                     (DEFICIT)
                                                             -----------------          --------------------

         Sale of 1,241,000 shares to
          unrelated investor during February
          and May 1998                                       $              -           $           250,000
         Sale of 3,013,133 shares to
            unrelated investor from April 28                               --                       420,000
            through October 27, 1998
         10 for 1 reverse stock split on                                   --                             --
            November 17, 1998
         Warrant exercise during December                                  --                        20,000
            1998 by unrelated investor
         Sale of 167,000 shares to unrelated                               --                        80,000
             investor during December 1998
         Net (loss) for year ended                                 (2,762,066)                   (2,762,066)
                                                              ----------------            ------------------
            December 31, 1998

         Balance at December 31, 1998                        $     (5,041,262)          $       (1,266,584)
                                                             =================           ===================


         The accompanying notes are an integral part of this statement.

                                                           [MEDIAX\123198.FS]-12


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                            Statements of Operations

                                                                                           FOR THE
                                                                                         PERIOD FROM
                                                                                          INCEPTION
                                               FOR THE YEAR ENDED                      (March 30, 1995)
                                                   DECEMBER 31,                         TO DECEMBER 31,
                                    ------------------------------------------       ---------------------
                                           1998                    1997                       1998
                                    ------------------      ------------------       ---------------------

         SALES/COST OF SALES
           Sales                    $         162,021       $         228,511        $             782,657
           Cost of sales                      135,988                 268,258                      546,890
                                    ------------------      ------------------       ---------------------
           Gross profit (loss)                 26,033                 (39,747)                     235,767

         OPERATING EXPENSES
           Advertising                        531,672                      --                      531,672
           Amortization                        45,944                     944                       82,827
           Bad debts                           11,400                      --                       11,400
           Depreciation                        57,059                  57,589                      143,477
           Employee benefits                   26,741                  11,709                       37,351
           Insurance                           46,329                  32,689                      112,194
           Legal and accounting               101,442                  81,762                      230,970
           Professional and outside           232,610                 399,475                      912,878
           services                           163,864                  40,074                      231,057
           Publicity and promotion             88,083                  69,731                      179,068
           Rent and utilities                 275,839                      --                      275,839
           Research and development           564,750                  377,901                   1,288,388
           Salaries                           255,000                       --                     255,000
           Software development costs          33,077                   25,266                      74,660
           written off                         27,422                   18,212                      57,321
           Taxes - payroll                     77,760                   29,460                     124,641
           Telephone and communications       115,666
           Travel and meetings              2,654,658                  115,473                     297,917
                                    ------------------      ------------------       ---------------------
           Other general and                                         1,260,285                   4,842,095
           administrative

         OTHER INCOME (EXPENSES)
           Interest income                      6,926                   17,182                      29,512
           Interest expense                  (138,274)                 (63,398)                   (211,790)
           Gain (loss) on sale of asset        (2,093)                      --                      (1,093)
           Other income                            --                   15,907                      16,501
                                    ------------------      ------------------       ---------------------
                                             (133,441)                (30,309)                    (166,870)
                                    ------------------      ------------------       ---------------------
         Net (loss)                 $      (2,762,066)      $      (1,330,341)       $          (4,773,198)
                                    ==================      ==================       =====================
         Weighted average number of
           common shares                    1,858,048               1,461,846                    1,495,288
                                    ==================      ==================       =====================

         Net (loss) per common share$           (1.49)      $            (.91)       $               (3.19)
           (primary)                ==================      ==================       =====================

         The accompanying notes are an integral part of this statement.

                                                           [MEDIAX\123198.FS]-12


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                              FOR THE
                                                                                                         PERIOD FROM
                                                                                                              INCEPTION
                                                                   FOR THE YEAR ENDED                      (March 30, 1995)
                                                                       DECEMBER 31,                         TO DECEMBER 31,
                                                       -------------------------------------------       ---------------------
                                                             1998                    1997                       1998
                                                       ------------------       ------------------       ---------------------

Cash Flows from Operating Activities
     Net income (loss)                                 $(2,762,066)             $(1,330,341)             (4,773,198)
     Adjustments to reconcile to net cash
     provided by operating activities
     Stock issued for services and at par value                 --                        8                 725,008
     Amortization                                           45,944                      944                  82,827
     Depreciation                                           57,059                   57,589                 143,577
     Software development costs written off                255,000                       --                 255,000
Changes in assets and liabilities
     Decrease (increase) in accounts receivable            (66,465)                  89,992                 (76,808)
     Decrease in accounts receivable - officer                  --                   19,043                      --
     (Increase) decrease in prepaid expense                  7,064                  (21,804)                (30,325)
     (Increase) in inventories                             (40,946)                 (51,817)                (92,763)
     Decrease (increase) in prepaid advertising costs      500,000                       --                (100,000)
     (Increase) in deposits and other assets                (1,225)                  (8,412)                (10,564)
     (Increase) in note and interest  receivable -
     officer                                                (4,000)                  (4,000)               (111,830)
     Increase (decrease) in accounts payable - trade       214,144                  (11,721)                292,852
     (Decrease) in accounts payable - related parties      (24,455)                 (14,793)                     --
     Increase in payroll accruals                            8,476                       --                   8,476
                                                       ------------------       ------------------       ---------------------
           Net cash (used) by operating activities      (1,811,470)              (1,275,312)             (3,687,747)
Cash Flows from Investing Activities
     Acquisition of license agreement and                  (81,135)                      --                (102,287)
     trademark                                            (105,238)                (200,000)               (405,238)
     Deferred software development costs                   (32,106)                (135,944)               (239,265)
     Purchase of fixed assets                                   --                    1,222                   2,822
     Proceeds from sale of fixed assets                ------------------       ------------------       ---------------------
     Net cash (used) by investing activities              (218,486)                (334,722)               (743,968)

Cash Flow from Financing Activities
     Principal payments on capital lease                    (5,146)                  (7,978)                (27,567)
     Stock subscriptions payable                           320,000                                          320,000
     Net proceeds from sale of stock to  investors         720,000                1,052,000               2,195,452
     Retirement of notes payable                           (32,276)                (117,843)               (155,269)
     Proceeds received from issuance of notes
     payable and convertible debentures                    654,680                  852,197               2,119,074
                                                       ------------------                                ---------------------
     Net cash provided by financing activities           1,657,258                1,778,376               4,451,690
                                                       ------------------       ------------------       ---------------------


         The accompanying notes are an integral part of this statement.

                                                           [MEDIAX\123198.FS]-12


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                    (Page 2)

                                                                                                              FOR THE
                                                                                                         PERIOD FROM
                                                                                                              INCEPTION
                                                                   FOR THE YEAR ENDED                      (March 30, 1995)
                                                                       DECEMBER 31,                         TO DECEMBER 31,
                                                       -------------------------------------------       ---------------------
                                                             1998                    1997                       1998
                                                       ------------------       ------------------       ---------------------

         (Decrease) increase  in cash and cash         $      (372,698)         $      168,342           $      19,975
          equivalents

         Cash and cash equivalents, beginning of               392,673                 224,331                      --
          period                                       ------------------       ------------------       ---------------------

         Cash and cash equivalents, end of period      $         19,975         $      392,673           $      19,975
                                                       ==================       ==================       =====================

         Supplemental Disclosures of Cash Flow Information Cash paid during year for:
                 Interest expense                      $        150,151         $       55,851           $      223,667
                                                       ==================       ==================       =====================

            Cash received during the year for:
                 Interest income                       $          6,926         $       13,182           $      29,512
                                                       ==================       ==================       =====================

            Cash paid during the year for:
                 Income taxes                          $            800         $          800           $       2,400
                                                       ==================       ==================       =====================


         SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

            On June 27, 1996, the Company acquired all of the issued and outstanding shares of MediaX, Inc. (a California S- corporation) in exchange for a $350,000 note payable to the former MediaX, Inc. shareholders and 203,750 shares of the Company's common stock. The non-cash portion of this acquisition included $152,517 of net property and equipment, primarily specialized computers and software used in developing, publishing and distributing interactive CD-Rom and Internet content for the multi-media market. In addition, the Company received $24,479 of other non-cash assets, $10,188 of cash and assumed $89,561 of the liabilities of MediaX, Inc. that existed at June 27, 1996.

            In August of 1997, the Company's note and accrued interest payable in the amount of $317,547 to Westridge Capital was converted into 40,000 shares of common stock with a basis of $7.94 per share. In November of 1997 the Company exchanged 40,000 shares of common stock for $600,000 of prepaid advertising.

         The accompanying notes are an integral part of this statement.

                                                           [MEDIAX\123198.FS]-12

                               MEDIAX CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1998

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

            Because the Zeitgeist shareholders obtained a majority of the voting rights in the Company as a result of this transaction, for financial reporting purposes, the merger was accounted for as a recapitalization of Zeitgeist and an acquisition by Zeitgeist, Inc. of the Company. Accordingly, the accompanying financial statements reflect transactions from March 30, 1995, the inception date of Zeitgeist, Inc. Zeitgeist Inc., as the acquiror, continued its business operations under the Company's name which was changed to Zeitgeist Werks, Inc. effective February 23, 1996.The Company's name was later changed to MediaX Corporation effective with the acquisition of MediaX, Inc. on June 27, 1996(see
Note 6b., herein).

            MediaX, Inc. began as a real-time 3D game development company but recently has begun to establish a unique network of celebrity web sites and a central e-commerce site, providing a unique entertainment and on-line shopping experience on the Internet. This includes live chats, on-line shopping for artist specific merchandise and the production of Internet events such as live concerts that are globally broadcast on the Internet. The Company has designed and is hosting high-value celebrity web sites such as www.rodstewartlive.com, providing entertainment content to its customer and threading the high traffic generated by those sites through to its central e-commerce site www.amuZnet.com. In addition to artist specific merchandise, www.amuZnet.com also offers approximately 260,000 CDs, DVDs and Videos from all major record labels and studios and over 4,000 independent music labels for purchase on-line.

            MediaX Corporation is still considered to be in the development stage because although its principal business activities have commenced, they represented a major shift in the business plan and had not yet generated significant revenues from these activities.

                                                           [MEDIAX\123198.FS]-12

                               MEDIAX CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

         b. BASIS OF PRESENTATION
            The accompanying financial statements include the activities of Zeitgeist, Inc. from its inception (March 30, 1995) to December 31, 1995 and for the year ended December 31, 1996; and the activities of the Company from February 23, 1996, the effective date of the Zeitgeist, Inc. merger to December 31, 1998. The activities of MediaX, Inc. have been included from the effective date of the MediaX, Inc. acquisition (which was accounted for using the purchase method of accounting), June 27, 1996, through December 31, 1998.

         c. CASH AND CASH EQUIVALENTS

            For purposes of the statement of cash flows, cash and cash equivalents consist of demand deposits in banks. Cash equivalents are carried at cost which approximates market.

         d. INVENTORIES
            Inventory at December 31, 1998 consists primarily of packaging materials and the two compact discs that comprise the Company's unsold units of "Peter Norton, PC Guru" and "B.B. King, On the Road Again". The Company also maintains an inventory of artist specific merchandise sold over the Internet. Inventory is recorded at the lower of cost or market using the first-in first-out method.

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

                                                           [MEDIAX\123198.FS]-12

                               MEDIAX CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

         i. FAIR VALUE OF FINANCIAL INSTRUMENTS
            The fair values of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate cost because of the immediate or short-term maturity of these financial instruments. The fair value of the Company's long-term note and interest receivable from officers does not significantly differ from cost at December 31, 1998.

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

            As of December 31, 1998, the Company has a net operating loss carryforward of approximately $4,479,000 available for income tax purposes. This carry-forward expires in 2013.

            The Company's prior net operating losses totaling $268,000 expire in years 2003 to 2010. Usage of the earlier net operating losses is limited based on IRS Code Sec. 382. This code section limits the use of pre-change losses whenever a stock ownership change of more than 50% occurs within the "testing period", which is generally a three-year period.

         Note 2:     GOING CONCERN
            The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, and to carry out its planned operations and has an accumulated deficit of ($5,041,262) at December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern.

            Management believes that its cash flow requirements in the next year can be met from its anticipated cash flows from sales of music media and artist specific merchandise over amuZnet.com and that the Company can also obtain additional equity or debt financing. There is no assurance that the Company will be able to obtain such financing. The financial statements, herein, do not include any adjustments that might result from the outcome of this uncertainty.

         Note 3:     NOTE RECEIVABLE - OFFICER
            On December 6, 1995, $50,000 was loaned to the Company's President. The uncollateralized note bears interest at 4% per annum and is due in full, along with interest, on January 1, 2000. Pursuant to the terms of the note, an additional $50,000 was loaned on February 25, 1996 under the same terms. Accrued interest at December 31, 1998 was $11,830.

         Note 4:     CONVERTIBLE SUBORDINATED DEBENTURES AND NOTES PAYABLE
         a. An uncollateralized note payable to an unrelated party for $297,000 dated November 15, 1995 had interest at the bank's prime rate and was due the earlier of November 15, 1997 or when the Company raised $500,000 or more in a private placement of its common stock. See Note 6c., herein, regarding the conversion of this note and accrued interest of $20,547 into 40,000 shares of the Company's common stock on May 9, 1997.

         b. Also recorded in "Notes payable-other" is a $18,179 short-term uncollateralized loan from a vendor with interest at 9.88% per annum.

                                                           [MEDIAX\123198.FS]-12

                               MEDIAX CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

         c. On March 25, 1997, the Company sold to an accredited unrelated investor for $450,000 a convertible debenture which pays interest at 2% per annum over the prime rate of the Bank of America, calculated monthly on the principal portion of $350,000 from February 11, 1997 and on the principal portion of $100,000 from March 25, 1997. The debenture was due on February 28, 1998.

            On August 1, 1997, the Company sold a convertible debenture to the same investor for $320,000, which pays interest on the principal of $320,000 at 2% per annum over the prime rate of the Bank of America, calculated monthly from August 1, 1997. The debenture was due on July 31, 1998.

            On March 1, 1998, the Company replaced both debentures with a new convertible debenture for $850,000 which pays interest at the same rate as the replaced debentures above and is due on September 1, 1999. The principal sum of the new debenture and any accrued interest may be converted into common shares at any time prior to the due date at $1.75 per share. Accrued interest at December 31, 1998 was $73,754. On March 1, 1999 the investor converted $350,000 of principal into 200,000 shares of common stock (see Note 9, Subsequent Events)

         d. On May 26, and August 20, 1998, the Company sold to an accredited unrelated investor $300,000 and $195,000 convertible debentures, respectively, which both pay interest at the greater of 4% over the prime rate of the Bank of America or 14%. The debentures are due on September 30, 1999 and March 30, 1999, respectively, and had accrued interest at December 31, 1998 of $25,315 and $10,022, respectively.

         Note 5:     COMMITMENTS AND CONTINGENCIES

         a.      LEASE COMMITMENTS
                 The Company leases its corporate offices in Culver City, CA on a month-to-month basis for approximately $3,200 per month.

                 The Company leases space for its research and production studio in Santa Cruz, California from an unrelated party under an operating lease agreement which expires June 30, 2000. The minimum lease payments required to the end of the lease are as follows:

               YEAR                    AMOUNT
             -------             --------------
             1999                $       37,752
             2000                        18,876
                                  -------------
                                 $       56,628

                 Rental expense for 1998 and 1997 for the Company's Santa Cruz studio and corporate offices in Culver City, California were $70,869 and $57,410, respectively.

                                                           [MEDIAX\123198.FS]-12

                               MEDIAX CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

         b.      SALES TAX CONTINGENCY
                 Prior to 1997, the Company did not pay or charge sales taxes to certain of its customers. The state of California has indicated that it believes state sales taxes are applicable to the Company's sales. The Company's position is that it does not believe sales taxes are applicable to the Company's sales and therefore it has not collected any sales taxes from its customers. The ultimate outcome of this matter cannot be predicted. No amounts have been accrued in the financial statements, herein, for any sales taxes which might ultimately be determined to be owed. If sales taxes were to be owed on all of the Company's California sales to date, approximately $134,000 of such sales taxes would be due, plus any applicable interest and penalties.

         d.      OTHER COMMITMENTS
                 During the normal course of its business, the Company enters into professional services contracts requiring future payments. As of December 31, 1998, the Company had committed to pay $30,000 remaining on a promotional services contract.

         Note 6:     COMMON STOCK AND STOCK OPTIONS
         a.      REORGANIZATION
                 On February 24, 1996, the Company acquired all of the issued and outstanding shares of Zeitgeist, Inc. (a Nevada corporation) in exchange for 1,250,000 shares of its common stock. The effect of this reorganization has been retroactively restated to the March 30, 1995 inception date of Zeitgeist, Inc.

         b.      ACQUISITION OF MEDIAX, INC. BY ZEITGEIST, INC.
                 On June 27, 1996, the Company issued 203,750 shares of its common stock for all of the issued and outstanding shares of MediaX, Inc., a California S-corporation engaged in the business of developing, publishing and distributing interactive CD-rom and Internet content. Pursuant to the merger agreement, the Company's largest shareholder Assisi Limited Partnership ("Assisi") (owned 100% by the Company's President) surrendered for cancellation 203,750 shares of common stock.

         c.      CONVERSION OF NOTE PAYABLE
                 On March 21, 1996, the Company converted $300,000 of notes payable and $8,000 of accrued interest due to an unrelated party into 15,400 shares of common stock at $20 per share. On May 9, 1997 the Company converted $297,000 of notes payable and $20,547 of accrued interest due to another unrelated party into 40,000 shares of common stock at $7.94 per share (see Note 4a.).

         d.      PRIVATE SALES / OPTIONS / WARRANTS
                 During June and July 1996, 2,510 shares were sold to unrelated private investors for cash proceeds of $52,200. During November and December 1996, 35,000 shares were sold to unrelated private investors for cash proceeds of $350,000.

                 During 1997, 119,231 shares were sold to unrelated private investors for net proceeds of $1,052,000. 19,231 of theses shares each included an option to purchase a share of common stock at an exercise price of $15.00 per share. 35,000 of these shares each included as warrant to purchase one share of common stock at an exercises price of $13.00 per share. 10,000 of theses shares each included a warrant to purchase one share of common stock at an exercise price of $12.00 per shares. All options are exercisable for up to five years from the date of sale.

                 During April to December 1998, the Company sold 468,313 shares to an accredited unrelated investor for proceeds of $500,000 pursuant to an agreement which grants to this investor and several other accredited unrelated investors non-dilutable and dilutable warrants to purchase up to 3,180,130 shares of common stock at varying prices tied to the average market bid ten days prior to being exercised. The warrants expire from April 28 to September 7, 2001. 200,000 of these warrants were exercised during December of 1998, resulting in the issuance of 200,000 shares for proceeds of $20,000

                                                           [MEDIAX\123198.FS]-12

                               MEDIAX CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

                 Another accredited unrelated investor purchased 124,000 shares during February 1998 for proceeds of $200,000. These purchases included warrants to purchase up to 30,000 additional shares at $15.00 per share. These warrants expire in February 2001.

         e.      STOCK ISSUED FOR CONSULTING AND PROFESSIONAL SERVICES
                     On April 20, 1996, the Company issued 12,500 shares of common stock to an unrelated third party consultant in exchange for services rendered. The Company granted options to purchase up to 25,000 shares of the Company's common stock at $20.00 per share. These options expire on April 20, 1999.

                 On April 20, 1997, the Company issued 7,500 shares of common stock to an unrelated financial public relations consultant. The Company granted options to purchase a total of 45,000 shares of the Company's common stock in three blocks of 15,000 shares at $2.50, $5.00 and $7.50 per share, respectively..

                 On July 21, 1997, the Company engaged a firm to act as sales representative for the Company's software. The Company granted the principals of the firm options to purchase 25,000 shares of the Company's common stock at $11.25 per share.

                 On August 12, 1997, the Company engaged a firm to provide investor and public relations services for the Company for a term of one year. The Company granted the firm options to purchase 45,000 shares of the Company's common stock at $13.80 per share.

                 On November 4, 1997, the Company issued 40,000 shares of common stock to an unrelated third party in exchange for $600,000 of prepaid advertising costs. During 1997 three other consultant were granted options to purchase up to 11,000 shares of common stock at $8.00 to $8.75 per share.

                 The following options were granted during 1998. In July a public relations consultant was granted options to purchase up to 25,000 shares of the Company's common stock at $4.00 per share. During December two investment advisors were granted options to purchase up to 100,000 shares of the Company's common stock at $.50 each. Two business transition specialists assisting with e-commerce business were granted options to purchase up to 105,000 shares, 75,000 at $.98 per share and 30,000 at the bid value on the date of exercise.

         f.      STOCK OPTION PLAN
                 In December 1998 the Company amended the incentive stock option plan originally adopted in April 1996. The plan now authorizes the issuance of options to purchase up to 500,000 shares of the Company's common stock. All options granted must have an exercise price no less than the stock's fair market value on the date of grant. The options expire on December 10, 2008.

                                                           [MEDIAX\123198.FS]-12

                               MEDIAX CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

         g.      REVERSE STOCK SPLIT
                 Effective   November  18,  1998,  the  Company's   stockholders
approved a 1 for 10 reverse stock split. Information included in the statements herein has been adjusted to reflect this reverse spit.

         Note 7:     RELATED PARTY TRANSACTIONS
         a.      LOANS TO OFFICER
                 See Note 3, herein, regarding loans made to the Company's President.

         b.      COMMITMENT - EMPLOYMENT AGREEMENTS
                 Effective January 1, 1996, the Company entered into a four-year employment agreement with its President under which the Company is obligated at December 31, 1998 to pay $179,167 of base salary from January 1 to October 31, 1999.

                 Unless terminated by either party upon 60 days written notice, this agreement will automatically renew for additional two-year terms after the initial four-year term expires.

                 Effective June 26, 1996, the Company entered into a three-year employment agreement with its Executive Vice-President by which the Company is obligated at December 31, 1998 to pay $77,500 of base salary from January 1 to June 30,1999.

                 Both of these agreements also provide for a bonus at the end of each fiscal quarter as determined by the Company's Board of Directors. No bonuses have been declared or paid since inception. Both the President and Executive Vice-President may voluntarily terminate their employment at any time.

         c       CONSULTING FEES TO OFFICER/DIRECTOR
                 Beginning August 1, 1998, the Company's chairman provides full-time services to the Company pursuant to a month to month consulting agreement requiring $10,000 for each month worked. As such, the Company expensed and paid Mr. Poertner $50,000 and $6,000, respectively, during the year ended December 31, 1998, and owed Mr. Poertner $44,000 as of December 31, 1998.

         Note 8:     WRITE-OFF OF SOFTWARE DEVELOPMENT COSTS
                 "Peter Norton - PC Guru" was the Company's primary product introduction on CD rom prior to a major shift in the Company's business plan occurring during the second half of 1998 (see Note 1a). During 1996 and 1997, the Company capitalized $300,000 of software development costs incurred in producing the production master. These costs were to be amortized over the shelf life of the product. During the fourth quarter of 1998, it was determined that this product would not gain significant additional sales beyond 1998, therefore, the remaining unamortized costs of $255,000 were written-off in the Statements of Operations, herein.

                 Note 9: SUBSEQUENT EVENTS
                 On March 1, 1999 the investor holding the convertible subordinated debenture referred to in Note 4c, herein, elected to convert $350,000 of note principal into 200,000 shares of the Company's common stock and the debenture holder exercised an option to purchase 20,000 shares at $1.00 each.

                 In February of 1999, a financial and a legal compliance specialist were each given 10,000 shares of stock in exchange for services rendered and two investment advisors were given 190,000 shares for services rendered.

                 Since December 31, 1998, the Company has sold 210,000 shares to accredited unrelated investors for proceeds of $291,500 and issued 1,055,000 shares of stock pursuant to warrant conversions (by the investors mentioned in Note 6d) for proceeds of $237,250.

                                                           [MEDIAX\123198.FS]-12

                               MEDIAX CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements

                 As of March 26, 1999, there are 4,075,375 shres of the Company's common stock issued and outstanding and options exist to convert an additional 2,600,361 shares at prices ranging from $.50 to $20 per share.

                 During March 1998, the Company entered into an agreement with a media service provider to acquire 1 million dollars of advertising credit in exchange for 200,000 restricted shares of the Company's common stock. As of the date this Report, the Company has not utilized any of the media credits and no stock has been issued.

         Note 10:    401(K) RETIREMENT PLAN
                 On January 1, 1998, the Company adopted a Section 401 (k) tax sheltered annuity program in which each full time employee with at least three months of service may contribute up to 15% of his/her gross salary ( up to a maximum of $9,500 adjusted annually for inflation) annually on a tax-deferred basis. This company is not required at this time to make any employer contributions to the plan

                                                           [MEDIAX\123198.FS]-12

                                  EXHIBIT 10.4

                        FINANCE AND CONSULTING AGREEMENT

         April 8, 1998

         The intent of this agreement is to bring financing and consulting services to MediaX. Under the terms set forth in this agreement Ted Ralston will supply financing of up to $500,000 and necessary consulting services over a 6-month period from the date of this agreement.

         Funding

     - The first $100,000 on execution of this agreement at .25 cents per share of MediaX common stock with a warant attached, that can be exercised at .40 cents. Shares and warrants are to be registered within 90 days from the date of this agreement. Should the shares not be registered on or before this date, a 10% monthly penalty amount is due to be paid by MediaX in shares. MediaX is obligated to keep the registration current for a period of at least 12 months.

     - The second $100,000 are to be invested within 20 days of the first investment. The shares are going to priced at .25 cents with a corresponding warrant at .40 cents, both to carry immediate registration rights according to paragraph one.

     - The third, fourth and fifth investments are to be at a 20% discount to the bid over a moving 10 day average prior to the investment with a corresponding warrant at 200% of the share price. All shares and warrants have demand registration rights after a 90-day period.

MediaX has the right to cancel this agreement any time after the second investment for no cause. If any of the stages of the financing are not completed within the agreed upon time frame, unless so caused by MediaX, a fifty percent (50%) forfeiture of warrants granted under this agreement may be applied.

The consultant confirms that he is familiar with MediaX's business and has all the necessary information to enter into this agreement.

/s/  Ted Ralston
-----------------------------
     Ted Ralston

/s/   Nancy Poertner
-----------------------------
     Nancy Poertner, MediaX

                                                           [MEDIAX\123198.FS]-12

                                  EXHIBIT 10.5

                              CONSULTING AGREEMENT

     2. Parties: This agreement, which constitutes a legally-binding contract with venue in the State of Florida, is hereby voluntarily entered into by and between The Globus Group, Inc., a Nevada corporation, hereinafter referred to as "GG", and MEDIA X, Inc., a publicly traded US. Company trading under the current ticker symbol of MXMXD, on the NASDAQ OTC-BB stock exchange hereinafter referred to as "the client."

     3. Purpose: The purpose of this contract is to define the terms, conditions, and compensation required for the client to retain GG as a marketing consultant/promoter of company. Herein are the sole explicit terms and conditions of this agreement, which upon execution become irrevocable for a period of 90 days.

     4. Term & Conditions: For its part, GG shall use it's proprietary resources and contacts to promote and disseminate factual information, press releases, company announcements, and/or third-party endorsements (where applicable) in accordance with all applicable federal and state laws. This information shall be pre-approved by the client. Said promotion shall be conducted on a best efforts basis, and no guarantees are made nor implied. GG also agrees to research and identify other potential new business opportunities for the client especially those capable of generating new revenue streams, merger candidates, as well as new financial/funding resources. GG shall provide the client with a report summarizes these opportunities with a proposed action plan.

3.1 The volume of said promotion shall be accordance and at the rate approved by the client in advance as per the letter of agreement (Attached Exhibit "A"), and be conducted immediately upon receipt of cleared expense funds equivalent to $65,000 and upon execution of this contract.

     2.2 The client shall review, initial, and date all proofs of material to be disseminated by GG promptly upon receipt and returned to GG within 48 hours of receipt so as not to delay the promotion process. Failure to return said material provided by Globus within 48 hours negates any and all deadlines set forth herein that bears upon GG's performance.

     2.3 It is agreed that all relative expenses shall be prepaid by the client in advance, specifically $65,000 US dollars. The client acknowledges that said promotion will generate significant telecommunications costs, which are the sole responsibility of the client and said costs will not exceed $40,000, and total expenses shall not exceed $65,000 without the express written consent of the client. Payment of these expense funds shall be $15,000 upon execution of this contract, $20,000 before December 20th, and the balance of $30,000 paid to GG no later than January 15th, 1999.

     2.4 GG at its discretion shall target the most influential parties as recipients of the client's promotional material which may include market makers, stockbrokers, accredited investors, financial news services, etc. and commence dissemination of same upon receipt of cleared expense moneys and promotional material, and continue until said funds are expended or until the client other wise directs.

     2.5 Although the client reserves the right to review GG's contact database at Globus offices, said database is the sole proprietary property of GG, and client is not entitled to copies of same for any purpose.

     2.6 During the 90 day effective period of this contract, the client irrevocably agrees to fully refrain from authorizing any and all Regulation S offerings, reverse splits, or any dilution of the shares that are currently issued and outstanding in excess of 15%, including the shares issued to GG. Furthermore the client will secure voluntary 90 day lock-ups of all insider shares for the next 90 consecutive days. Violation of this clause automatically entitles GG to full payment and immediate disbursement of all compensation specified herein.

                                                           [MEDIAX\123198.FS]-12

     2.7 The client agrees to furnish GG with any and all company information requested and required for promotional material and due diligence within 48 hours of written request. Information provided must be accurate and complete. GG irrevocably agrees to keep said information strictly confidential and not disclose any of said information without prior approval of client. If client fails to produce said information within 48 hours; all deadlines specified herein that bear upon GGs performance are automatically negated. The client is further obligated to provide GG copies of DTC sheets every 15 days and for day immediately prior to commencement of promotion and a copy of the company's shareholder list. Failure to provide these documents will result in the automatic suspension of promotion/services by GG until such time as said documents are delivered.

     2.8 GG hereby irrevocably agrees to fully refrain from any direct fundraising activities on behalf of the client.

     3 Compensation: For its services rendered, it is agreed that GG shall be compensated with fees totaling 180,000 common shares of MXMXD @ $ .50 US$ per share), 90,000 shares of which are to be free trading and the other 90,000 shares are to be restricted for one year. All of said restricted shares are to be issued immediately upon execution of this contract to GG. GG irrevocably agrees not to sell off any of the free trading shares for a minimum period of 90 days. Should GG identify and secure merger/acquisition candidates approved by the board, not previously introduced to the client, and or any other contact that directly or indirectly results in generating a new source of revenue for the client, GG shall be paid a bonus of $100,000 US$ or the equivalent in free trading common stock for each new revenue stream valued at more than $500,000 per annum generated and paid in full on the first generation of said new revenues. GG shall also be paid a 10% commission (gross) on any and all new wholesale or retail sales order accounts GG introduces to the client directly or indirectly. In addition, 200,000 2-year warrants with a strike price of $.50 will also be paid to GG by the client. Said free- trading shares and all but 100,000 of said warrant shall be escrowed for a thirty day trial period and released to GG only if client satisfied with work product after 30 days.

     3.1 Should the client breach any of the terms herein, any and all compensation escrowed will be immediately released to GG.

5. Indemnification: Both parties herein hereby irrevocably agree to fully hold harmless and indemnify the other party for any unrelated cause, action, or litigation. Each party is solely responsible and liable for it's own actions, omissions, and negligence/oversight, and any and all damages resulting from same. Nothing in this agreement shall render either party a general partner or employee of the other.

6. Termination: GG may at its discretion, terminate this agreement at any time the client's fails to comply with the terms and conditions herein, or those specified in Exhibit A, or for any of the following reasons.
     a.) Late or non-payment of expense moneys and/or stock, and/or warrants b.) Failure of the client to provide GG with current DTC sheets every
             15 days.
     c.)     The  client  dilutes  shareholders more than ten percent during the period of time that said promotion is in effect.
     d.)     The client  fails  to disclose or misrepresents any pertinent facts or data.
     e.)     Insider short-selling or sell offs occur.
     f.)     The client is named as a defendant in a criminal matter.
     g.)     The  client  allows a Regulation S transaction to take place during the period of promotion.
     h.)     Failure of the client to provide weekly news releases to GG.

In the event of termination by GG for any of the above reasons, GG shall be released from all further obligations and all fees and expense money paid through the date of termination date will not be refunded.

                                                           [MEDIAX\123198.FS]-12

The client may terminate this contract if after thirty days (30) they are not for any reason, satisfied with the work of GG, in which case, both the client and GG shall be released from all further obligations, and all fees and expense moneys paid to date will not be refunded, but any fees escrowed shall be reclaimed by the client in full. The client may extend the term of this promotion in accordance with Exhibit A attached by giving written notice with additional payment to GG within the next 60 days of this date.

     9. Disclosure: Both parties hereby irrevocably agree to strict non-disclosure of our mutual relationship, GG's proprietary methods and strategies, and client's confidential information to any third party (ies) unless so ordered by an official court of law, legal counsels excepted. Copies of this agreement are prohibited as well as its distribution or disclosure of terms/conditions or review by any third parties, legal counsels excepted.

     10.  Venue: Legal venue is, and shall forever remain the State of Florida.

     11. Recourse: Should this contract be breached, both parties reserve their rights to legal recourse and remedy under the Florida civil codes, and should an official court of law find cause to allow a civil action, the party offended as determined by an official court of law shall be entitled to related damages allowed, as well as any and all related legal fees and court costs incurred pertinent to that action. In the event of a dispute, binding arbitration may be utilized if both parties hereto consent.

     12. Acknowledgement: The consultant hereby acknowledges that engaging in market transactions in the client's company stock while in possession of such information or revealing such material non-public information to any other person engaging in market transactions in the client's common stock would be a violation of US. Securities laws possibly subject GG and the client to civil and criminal sanctions. GG hereby irrevocably agrees to refrain from such transactions. Both parties further acknowledge and affirm that no compensation is being paid based upon the performance of any stock trade activity as prohibited by law.

     13. Affirmation: Both parties hereby declare and warrant that they enter into this agreement voluntarily, in good faith, and with honorable intentions to fully comply with all the terms and conditions specified herein. Both parties further acknowledge and affirm that this agreement constitute the entire agreement by which their actions will be directed, governed, and guided accordingly, and this agreement may only be amended by the mutual written consent of both parties contained in a superseding agreement.

     14. Warranty: Client hereby warrants that all free trading, preferred convertible and restricted shares with their respective holders are identified on the attached exhibit B shares and no other shares are unaccounted for. Client further warrants that it is not the defendant in any lawsuit, nor is the subject of an NASDR/SEC or other government investigation known to the client. Failure to accurately disclose any and all of said shares on attached Exhibit B shall be grounds for GG's immediate suspension of service/promotion and GG's fees shall be deemed due and payable in full.

Hereby irrevocably and voluntarily agreed in good faith this 10th day of December, 1998, here in Dade County, Florida, by and between:

/s/  Anthony DiMarco
-----------------------------
     Anthony DiMarco, for GG

/s/  Rainer Poertner
-----------------------------
     Rainer Poertner, The Client

                                                           [MEDIAX\123198.FS]-12

                                  EXHIBIT 10.6

                              CONSULTING AGREEMENT

This Consulting agreement (the "Agreement") is made as of this 16th day of December, 1998 by and between Winchester Investment Securities, 40 Exchange Place, Suite 401, New York, NY 1005 (the "Consultants") and MediaX Corporation (the "Client"), a Nevada corporation whose principal place of business is 2588 National Boulevard, Culver City, California 90232.

WHEREAS:

1. Consultant is willing and capable of providing on a "best efforts" basis various consulting services for potential business development opportunities and for the raising of funds for and on behalf of Client.

2. Client desires to retain the Consultant as an independent consultant and Consultant desires to be retained in that capacity upon the terms and conditions hereinafter set forth.

NOW  THEREFORE,   in   consideration  of  the  mutual  promises  and  agreements
hereinafter set forth, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     15. Consulting Services. Client hereby retains the Consultant as an independent consultant to the Client and the Consultant hereby accepts and agrees to such retainer. Consultant shall render to Client such services of an advisory or consultative nature in order to identify and generate potential business development opportunities and to raise funds for Client.

     16. Time, Place and Manner of Performance. Consultant shall be available for advice and counsel to the officers and directors of Client at such reasonable and convenient times and places as may be mutually agreed upon.

     17. Term. The term of this Agreement shall commence as of the date hereof and continue until December 1999 and then renew itself automatically for additional one-year terms, if not terminated by either party.

     18. Compensation. Consultant shall receive compensation as set out in Appendix "A" of this agreement.

     19. Termination. This agreement may be terminated at any point after September 1999, by Consultant or Client upon thirty-(30) days prior written notice.

     20. Disclosure of Information. Consultant recognizes and acknowledges that he has and may have access to certain confidential information of Client and its affiliates that are valuable, special and unique assets and property of Client and such affiliates. Consultant will not, during or after the term of this Agreement, disclose, without the prior written consent or authorization of Client, any of such information to any person, except to representatives of Consultant, for any reason or purpose whatsoever. In this regard, Client agrees that such authorization or consent to disclosure may be conditioned upon the disclosure being made pursuant to a secrecy agreement, protective order, provision of statute, rule, regulation or procedure under which the confidentiality of the information is maintained in the hands of the person to whom the information is to be disclosed or in compliance with the terms of a judicial order or administrative process.

     21. Nature of Relationship. It is understood and acknowledged by the parties that Client is retaining Consultant in an independent capacity and that in this connection, Consultant hereby agrees, not to enter into any agreement or incur any obligation on behalf of Client without the written consent of Client.

                                                           [MEDIAX\123198.FS]-12

     22. Conflict of Interest. Consultant shall be free to perform services for other persons provided that it shall obtain Client's prior written approval if it intends to provide consulting services for any other person which may conflict with its obligations hereunder.

     23. Indemnification by Client. Client agrees to indemnify and hold harmless Consultant against any losses, claims, damages, liabilities and/or expenses (including any legal or other expenses reasonably incurred in investigating or defending any action or claim in respect thereof) to which the Consultant may become subject to arising from this Agreement or the actions of Client or any of its directors, officers or affiliates. Client will comply with all of the applicable laws of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended.

     24. Indemnification by Consultant. Consultant agrees to indemnify and hold harmless Consultant against any losses, claims, damages, liabilities and/or expenses (including any legal or other expenses reasonably incurred in investigating or defending any action or claim in respect thereof) to which the Consultant may become subject to arising from this Agreement or the actions of Consultant or any of its directors, officers or affiliates. Consultant will comply with all of the applicable laws of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended.

     25. Waiver of Breach. Any waiver by either party of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach by the other party.

     26. Assignment. This Agreement and the rights and obligations of the parties hereunder shall not be assigned without the prior written approval of the other and shall inure to the benefit of and shall be binding upon their successors and assigns.

     27. Arbitration. Any controversy or claim between the parties arising out of or relating to this Consulting Agreement or any alleged breach thereof shall be resolved by arbitration conducted in greater Los Angeles, California in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect, and judgment upon the award rendered by the arbitrator in any such arbitration may be entered in any federal or state court having jurisdiction thereof. Either party may submit such controversy or claim for arbitration by giving written notice. The decision of the arbitrator shall be final and binding upon the parties. The prevailing party in any such arbitration shall be entitled to recover from the non prevailing party in addition to all other relief, all reasonable costs and expenses, including, without limitation, attorneys fees, expert witness fees and travel expenses actually incurred by such party in connection with such arbitration. Each of the parties unconditionally submits to the jurisdiction of the courts of the State of California and of the United States with respect to the enforcement of this provision or any arbitration award hereunder and agrees to accept service of process in California.

     28. Severability. All agreements and covenants contained herein are severable, and in the event any of them shall be held to be invalid by any competent court, the Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein.

     29. Entire Agreement. This Agreement constitutes and embodies the entire understanding and agreement of the parties and supersedes and replaces all prior understandings, agreements and negotiations between the parties.

     30. Waiver and Modification. Any waiver, alteration or modification of any of the provisions of this Agreement shall be valid only if made in writing and signed by the parties hereto. Each party hereto, from time to time, may waive any of its rights hereunder without effecting a waiver with respect to any subsequent occurrences or transactions hereof.

     31. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original but both of which taken together shall constitute but one and the same document.

                                                           [MEDIAX\123198.FS]-12

IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement as of the day and year first above written.

Winchester Investments Securities Inc.  MediaX Corporation

                                        Per: Nancy Poertner, CEO & President

APPROVED BY ALL DISINTERESTED MEMBERS OF THE BOARD OF DIRECTORS

Per: Chairman

Per: Director

Per: Director

                                  APPENDIX "A"

                                  Compensation

     1. Winchester shall receive 10% commission in cash and an additional 10% in restricted common shares based on the total amount of funding raised by Winchester for MediaX.

     2. Calculation for the number of shares is based on the offering share price of _____, divided into the amount paid as cash compensation on the total amount of finds raised., i.e. :


                  Amount raised             $250,000.-
                  Share Price               $1.00
                  Cash Commission           $25,000.-
                  Options                   25,000 units

                                                           [MEDIAX\123198.FS]-12

                                  EXHIBIT 10.7

                              CONSULTING AGREEMENT

This Consulting agreement (the "Agreement") is made as of this 21st day of November, 1998 by and between Arnold Stiefel, 2335 Bowmont Drive, Beverly Hills, CA 90210 (the "Consultant") and MediaX Corporation (the "Client"), a Nevada corporation whose principal place of business is 2588 National Boulevard, Culver City, California 90232.

WHEREAS:

1. Consultant is willing and capable of providing on a "best efforts" basis various consulting services for potential business development opportunities for and on behalf of Client.

2. Client desires to retain the Consultant as an independent consultant and Consultant desires to be retained in that capacity upon the terms and conditions hereinafter set forth.

NOW  THEREFORE,   in   consideration  of  the  mutual  promises  and  agreements
hereinafter set forth, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     3. Consulting Services. Client hereby retains the Consultant as an independent and non-exclusive consultant to the Client and the Consultant hereby accepts and agrees to such retainer. Consultant shall render to Client such services of an advisory or consultative nature in order to identify and generate potential business development opportunities for Client, specifically resulting in contracts with credible entertainment entities or personalities as per appendix "A" for the design and maintenance of their web site on the Internet and the rights to sell the entity's or personality's merchandise on-line exclusively. Consultant will from time to time issue verbal or written reports to inform Client on Consultant's activities.

     4. Time, Place and Manner of Performance. Consultant shall be available for advice and counsel to the officers and directors of Client at such reasonable and convenient times and places as may be mutually agreed upon.

     5. Term. The term of this Agreement shall commence as of the date hereof and continue until the later of (a) November 2000 and then renew itself automatically for additional one-year terms. Entering into contracts with entities proposed by the Consultant is at the Company's discretion.

     6. Compensation. In consideration of these services client shall, upon execution of this agreement grant options to convert 50,000 shares of the common stock of the company at a strike price of $0.98 as a general consulting fee. In addition, consultant will receive 20,000 stock options to convert into shares of the common stock of MediaX Corporation at the fair market value at the time of signing of a contract for additional entertainment entities or personalities, as described in paragraph 1 above, which will be signed based on the efforts of the consultant.

     7. Expenses. All expenses inccurred by the Consultant in connection with the services will be born by the Consultant .

     8. Termination. This agreement may be terminated at any point after November 2000, by Consultant or Client upon thirty (30) days prior written notice.

     9. Disclosure of Information. Consultant recognizes and acknowledges that he has and may have access to certain confidential information of Client and its affiliates that are valuable, special and unique assets and property of Client and such affiliates. Consultant will not, during or after the term of this Agreement, disclose, without the prior written consent or authorization of Client, any of such information to any person, except to representatives of Consultant, for any reason or purpose whatsoever. In this regard, Client agrees that such authorization or consent to disclosure may be conditioned upon the disclosure being made pursuant to a secrecy agreement, protective order, provision of statute,

                                                           [MEDIAX\123198.FS]-12
     rule, regulation or procedure under which the confidentiality of the information is maintained in the hands of the person to whom the information is to be disclosed or in compliance with the terms of a judicial order or administrative process.

     10. Nature of Relationship. It is understood and acknowledged by the parties that Client is retaining Consultant in an independent capacity and that in this connection, Consultant hereby agrees, not to enter into any agreement or incur any obligation on behalf of Client without the written consent of Client.

     11. Conflict of Interest. Consultant shall be free to perform services for other persons provided that it shall obtain Client's prior written approval if it intends to provide consulting services for any other entities who are in direct competition with the Client.

     12. Indemnification by Client. Client agrees to indemnify and hold harmless Consultant against any losses, claims, damages, liabilities and/or expenses (including any legal or other expenses reasonably incurred in investigating or defending any action or claim in respect thereof) to which the Consultant may become subject to arising from this Agreement or the actions of Client or any of its directors, officers or affiliates. Client will comply with all of the applicable laws of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended.

     13. Indemnification by Consultant. Consultant agrees to indemnify and hold harmless Client against any losses, claims, damages, liabilities and/or expenses (including any legal or other expenses reasonably incurred in investigating or defending any action or claim in respect thereof) to which the Consultant or Client may become subject to arising from this Agreement or the actions of Consultant or any of its directors, officers or affiliates, based on gross negligence. Consultant will comply with all of the applicable laws of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended.

     14. Waiver of Breach. Any waiver by either party of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach by the other party.

     15. Assignment. This Agreement and the rights and obligations of the parties hereunder shall not be assigned without the prior written approval of the other and shall inure to the benefit of and shall be binding upon their successors and assigns.

     16. Arbitration. Any controversy or claim between the parties arising out of or relating to this Consulting Agreement or any alleged breach thereof shall be resolved by arbitration conducted in greater Los Angeles, California in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect, and judgment upon the award rendered by the arbitrator in any such arbitration may be entered in any federal or state court having jurisdiction thereof. Either party may submit such controversy or claim for arbitration by giving written notice. The decision of the arbitrator shall be final and binding upon the parties. The prevailing party in any such arbitration shall be entitled to recover from the non prevailing party in addition to all other relief, all reasonable costs and expenses, including, without limitation, attorneys fees, expert witness fees and travel expenses actually incurred by such party in connection with such arbitration. Each of the parties unconditionally submits to the jurisdiction of the courts of the State of California and of the United States with respect to the enforcement of this provision or any arbitration award hereunder and agrees to accept service of process in California.

     17. Severability. All agreements and covenants contained herein are severable, and in the event any of them shall be held to be invalid by any competent court, the Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein.

     18. Entire Agreement. This Agreement constitutes and embodies the entire understanding and agreement of the parties and supersedes and replaces all prior understandings, agreements and negotiations between the parties.

                                                           [MEDIAX\123198.FS]-12

     19. Waiver and Modification. Any waiver, alteration or modification of any of the provisions of this Agreement shall be valid only if made in writing and signed by the parties hereto. Each party hereto, from time to time, may waive any of its rights hereunder without effecting a waiver with respect to any subsequent occurrences or transactions hereof.

     20. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original but both of which taken together shall constitute but one and the same document.

IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement as of the day and year first above written.

Arnold Stiefel                          MediaX Corporation

                                        Per: Nancy Poertner, CEO & President

APPROVED BY ALL DISINTERESTED MEMBERS OF THE BOARD OF DIRECTORS

Per: Chairman

Per: Director

Per: Director

                                                           [MEDIAX\123198.FS]-12

                                  EXHIBIT 10.8

                              CONSULTING AGREEMENT

This Consulting agreement (the "Agreement") is made as of this 21st day of November, 1998 by and between Annie Challis, 1723 San Ysidro Drive, Beverly Hills, CA 90210 (the "Consultant") and MediaX Corporation (the "Client"), a Nevada corporation whose principal place of business is 2588 National Boulevard, Culver City, California 90232.

WHEREAS:

1. Consultant is willing and capable of providing on a "best efforts" basis various consulting services for potential business development opportunities for and on behalf of Client.

2. Client desires to retain the Consultant as an independent consultant and Consultant desires to be retained in that capacity upon the terms and conditions hereinafter set forth.

NOW  THEREFORE,   in   consideration  of  the  mutual  promises  and  agreements
hereinafter set forth, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     21. Consulting Services. Client hereby retains the Consultant as an independent consultant to the Client and the Consultant hereby accepts and agrees to such retainer. Consultant shall render to Client such services of an advisory or consultative nature in order to identify and generate potential business development opportunities for Client, specifically resulting in contracts with credible entertainment entities or personalities as per appendix "A" for the design and maintenance of their web site on the Internet and the rights to sell the entity's or personality's merchandise on-line exclusively. Consultant will from time to time issue verbal or written reports to inform Client on Consultant's activities.

     22. Time, Place and Manner of Performance. Consultant shall be available for advice and counsel to the officers and directors of Client at such reasonable and convenient times and places as may be mutually agreed upon.

     23. Term. The term of this Agreement shall commence as of the date hereof and continue until November 2000 and then renew itself automatically for additional one-year terms. Entering into contracts with entities proposed by the Consultant is at the Company's discretion.

     24. Compensation. In consideration of these services client shall grant options to convert 25,000 shares of the common stock of the company at a strike price of $0.98 as a general consulting fee. In addition, consultant will receive 10,000 stock options to convert into shares of the common stock of MediaX Corporation at the fair market value, at the time of signing of a contract, for additional entertainment entities or personalities, as described in paragraph 1 above, which will be signed based on the efforts of the consultant..

     25. Expenses. All expenses occurred by the Consultant in connection with the services will be born by the Consultant.

     26. Termination. This agreement may be terminated at any point after November 2000, by Consultant or Client upon thirty- (30) days prior written notice.

     27. Disclosure of Information. Consultant recognizes and acknowledges that he has and may have access to certain confidential information of Client and its affiliates that are valuable, special and unique assets and property of Client and such affiliates. Consultant will not, during or after the term of this Agreement, disclose, without the prior written consent or authorization of Client, any of such information to any person, except to representatives of Consultant, for any reason or purpose whatsoever. In this regard, Client agrees that such authorization or consent to disclosure may be conditioned upon the disclosure being made pursuant to a secrecy agreement, protective order, provision of statute,

                                                           [MEDIAX\123198.FS]-12
     rule, regulation or procedure under which the confidentiality of the information is maintained in the hands of the person to whom the information is to be disclosed or in compliance with the terms of a judicial order or administrative process.

     28. Nature of Relationship. It is understood and acknowledged by the parties that Client is retaining Consultant in an independent capacity and that in this connection, Consultant hereby agrees, not to enter into any agreement or incur any obligation on behalf of Client without the written consent of Client.

     29. Conflict of Interest. Consultant shall be free to perform services for other persons provided that it shall obtain Client's prior written approval if it intends to provide consulting services for any other person which may conflict with its obligations hereunder.

     30. Indemnification by Client. Client agrees to indemnify and hold harmless Consultant against any losses, claims, damages, liabilities and/or expenses (including any legal or other expenses reasonably incurred in investigating or defending any action or claim in respect thereof) to which the Consultant may become subject to arising from this Agreement or the actions of Client or any of its directors, officers or affiliates. Client will comply with all of the applicable laws of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended.

     31. Indemnification by Consultant. Consultant agrees to indemnify and hold harmless Client against any losses, claims, damages, liabilities and/or expenses (including any legal or other expenses reasonably incurred in investigating or defending any action or claim in respect thereof) to which the Consultant or Client may become subject to arising from this Agreement or the actions of Consultant or any of its directors, officers or affiliates, based on gross negligence. Consultant will comply with all of the applicable laws of the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended.

     32. Waiver of Breach. Any waiver by either party of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach by the other party.

     33. Assignment. This Agreement and the rights and obligations of the parties hereunder shall not be assigned without the prior written approval of the other and shall inure to the benefit of and shall be binding upon their successors and assigns.

     34. Arbitration. Any controversy or claim between the parties arising out of or relating to this Consulting Agreement or any alleged breach thereof shall be resolved by arbitration conducted in greater Los Angeles, California in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect, and judgment upon the award rendered by the arbitrator in any such arbitration may be entered in any federal or state court having jurisdiction thereof. Either party may submit such controversy or claim for arbitration by giving written notice. The decision of the arbitrator shall be final and binding upon the parties. The prevailing party in any such arbitration shall be entitled to recover from the non prevailing party in addition to all other relief, all reasonable costs and expenses, including, without limitation, attorneys fees, expert witness fees and travel expenses actually incurred by such party in connection with such arbitration. Each of the parties unconditionally submits to the jurisdiction of the courts of the State of California and of the United States with respect to the enforcement of this provision or any arbitration award hereunder and agrees to accept service of process in California.

     35. Severability. All agreements and covenants contained herein are severable, and in the event any of them shall be held to be invalid by any competent court, the Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein.

     36. Entire Agreement. This Agreement constitutes and embodies the entire understanding and agreement of the parties and supersedes and replaces all prior understandings, agreements and negotiations between the parties.

                                                           [MEDIAX\123198.FS]-12

     37. Waiver and Modification. Any waiver, alteration or modification of any of the provisions of this Agreement shall be valid only if made in writing and signed by the parties hereto. Each party hereto, from time to time, may waive any of its rights hereunder without effecting a waiver with respect to any subsequent occurrences or transactions hereof.

     38. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original but both of which taken together shall constitute but one and the same document.

IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement as of the day and year first above written.

Annie Challis                           MediaX Corporation

                                        Per: Nancy Poertner, CEO & President

APPROVED BY ALL DISINTERESTED MEMBERS OF THE BOARD OF DIRECTORS

Per: Chairman

Per: Director

Per: Director

                                                           [MEDIAX\123198.FS]-12

                                  EXHIBIT 10.9

                              CONSULTING AGREEMENT

This Consulting Agreement (the "Agreement"), effective as of March 22, 1999 is entered into by and between MediaX Corporation, a Culver City corporation (herein referred to as the "Company") and LIVIAKIS FINANCIAL COMMUNICATIONS, INC., a California corporation (herein referred to as the "Consultant").

RECITALS

         WHEREAS, Company is a publicly held corporation with its common stock traded on the OTC Bulletin Board; and

         WHEREAS, Consultant has experience in the area of corporate finance, investor communications and financial and investor public relations; and

         WHEREAS, Company desires to engage the services of Consultant to assist and consult with the Company in matters concerning corporate finance and to represent the company in investors' communications and public relations with existing shareholders, brokers, dealers and other investment professionals as to the Company's current and proposed activities;

         NOW THEREFORE, in consideration of the promises and the mutual covenants and agreements hereinafter set forth, the parties hereto covenant and agree as follows:

     39. Term of Consultancy. Company hereby agrees to retain the Consultant to act in a consulting capacity to the Company, and the Consultant hereby agrees to provide services to the Company commencing immediately and ending on March 21, 2000.

     40 Duties of Consultant. The Consultant agrees that it will generally provide the following specified consulting services through its officers and employees during the term specified in Section1:

     a. Advise and assist the Company in developing and implementing appropriate plans and materials for presenting the Company and its business plans, strategy and personnel to the financial community, establishing an image for the Company in the financial community, and creating the foundation for subsequent financial public relations efforts;
     b.  Introduce  the  Company  to  the  financial  community;
     c. With the cooperation of the Company, maintain an awareness during the term of this Agreement of the Company's plans, strategy and personnel, as they may evolve during such period, and advise and assist the Company in communication appropriate information regarding such plans, strategy and personnel to the financial community;
     d. Assist and advise the Company  with respect to its
     (i)  stockholder  and investor  relations,
     (ii) relations with brokers, dealers, analysts and other investment professionals, and
     (iii) financial public relations generally;
     e. Perform the functions generally assigned to investor/stockholder relations and public relations departments in major corporations, including responding to telephone and written inquiries (which may be referred to the Consultant by the Company); preparing press releases for the Company with the Company's involvement and approval or reviewing press releases, reports and other communications with or to shareholders, the investment community and the general public; advising with respect to the timing, form, distribution and other matters related to such releases, reports and communications; and consulting with respect to corporate symbols, logos, names, the presentation of such symbols, logos and names, and other matters relating to corporate image;
     f. Upon the Company's approval, disseminate information regarding the Company to shareholders, brokers, dealers, other investment community professionals and the general investing public;
     g. Upon the Company's approval, conduct meetings, in person or by telephone, with brokers, dealers, analysts an other investment professionals to advise them of the Company's plans, goals and activities, and assist the Company in preparing for press conferences and other forums involving the media, investment professionals and the general investment public;
     h. At the Company's request, review business plans, strategies, mission statements, budgets, proposed transactions and other plans for the purpose of advising the Company of the investment community implications thereof; and,
     i. Otherwise perform as the Company's financial relations and public relations consultant.

                                                           [MEDIAX\123198.FS]-12

     10. Allocation of Time and Energies. The Consultant hereby promises to perform and discharge well and faithfully the responsibilities which may be assigned to the Consultant from time to time by the officers and duly authorized representatives of the Company in connection with the conduct of its financial and investor public relations and communications activities, so long as such activities are in compliance with applicable securities laws and regulations. Consultant and staff shall diligently and thoroughly provide the consulting services required hereunder. Although no specific hours-per-day requirement will be required, Consultant and the Company agree that Consultant will perform the duties set forth herein above in a diligent and professional manner. The parties acknowledge and agree that a disproportionately large amount of the effort to be expended and the costs to be incurred by the Consultant and the benefits to be received by the Company are expected to occur upon and shortly after, and in any event, within two months of the effectiveness of this Agreement. It is explicitly understood that consultant's performance of its duties hereunder will in no way be measured by the price of the Company's common stock, nor the trading volume of the Company's common stock. It is also understood that the Company is entering into this Agreement with Liviakis Financial Communications, Inc. ("LFC"), a corporation and not any individual member of LFC, and with such, Consultant will not be deemed to have breached this Agreement if any member, officer or director of LFC leaves the firm or dies or becomes physically unable to perform any meaningful activities during the term of the Agreement, provided the Consultant otherwise performs its obligations under this Agreement.

     11. Remuneration. As full and complete compensation for services described in this Agreement, the Company shall compensate LFC ( herein referred to as "Consultants") as follows:

     3.1 For undertaking this engagement and for other good and valuable consideration, the Company agrees to issue and deliver to the Consultants a "Commencement Bonus" payable in the form of 790,000 shares of the Company's Common Stock ("Common Stock"). This Commencement Bonus shall be issued to the Consultants immediately following execution of this Agreement and shall, when issued and delivered to Consultants, be fully paid and non-assessable. The Company understands and agrees that Consultants have foregone significant opportunities to accept this engagement and that the Company derives substantial benefit from the execution of this Agreement and the ability to announce its relationship with Consultants. The 790,000 shares of Common Stock issued as Commencement Bonus, therefore, constitute payment for consultants' agreement to consult to the Company and are a nonrefundable, non-apportionable, and non-ratable retainer; such shares of common stock are not a prepayment for future services. If the Company decides to terminate this Agreement prior to March 21, 2000 for any reason whatsoever, it is agreed and understood that Consultants will not be requested or demanded by the Company to return any of the shares of Common Stock paid to it hereunder. The shares of Common Stock issue pursuant to this Agreement shall be issued in the name of Liviakis financial Communications, Inc.

     3.2 Consultants acknowledge that the shares of Common Stock to be issued pursuant to this Agreement (collectively, the "shares") have not been registered under the Securities Act of 2933, and accordingly are "restricted securities" within the meaning of Rule 144 of the Act. As such, the Shares may not be resold or transferred unless the Company has received an opinion of counsel reasonably satisfactory to the Company that such resale or transfer is exempt from the registration requirements of that Act.

     3.3 In connection with the acquisition of Shares hereunder, the Consultants represent and warrant to the Company as follows:

          a. Consultants acknowledge that the Consultants have been afforded the opportunity to ask questions of and receive answers from duly authorized officers or other representatives of the Company concerning an investment in the Shares, and any additional information, which the Consultants have requested. b. Consultant's investment in restricted securities is reasonable I relation to the Consultants' net worth, which is in excess of ten (10) times the Consultants' cost basis in the Shares. Consultants have had experience in investments in restricted and publicly traded securities, and consultants have had experience in investment s in speculative securities and other investments, which involve the risk of loss of investment. Consultants acknowledge that an investment in the Shares is speculative and involves the risk of loss. Consultants have the requisite knowledge to assess the relative merits and risks of this investment without the necessity of relying upon other advisors, and Consultants are (I) accredited investors, as that term is defined in Regulation D promulgated under the Securities Act of 1933, and (ii) a purchaser described in Section 25102 (f) (2) of the California Corporate Securities Law of 1968, as amended. c. Consultants are acquiring the Shares for the consultants' own account for long-term investment and not with a view toward resale or distribution thereof, except in accordance with applicable securities laws.

                                                           [MEDIAX\123198.FS]-12

     4. Financing "Finder's Fee." It is understood that in the event Consultant introduces Company or its nominees, to a lender or equity purchaser, not already having a preexisting relationship with the Company, with whom Company, or its nominees, ultimately finances or causes the completion of such financing, Company agrees to compensate Consultant for such services with a "finder's fee" in the amount of 2.5% of total gross funding provided by such lender or equity purchaser, such fee to be payable in cash. This will be in addition to any fees payable by Company to any other intermediary, if any, which shall be per separate agreements negotiated between Company and such other intermediary. It is specifically understood that Consultant is not nor does it hold itself out be a Broker/Dealer, but is rather merely a "Finder" in reference to the Company procuring financing sources and acquisition candidates. (Total fee for Liviakis and other commission not to exceed ten (10) percent).

     4.1 It is further understood that Company, and not Consultant, is responsible to perform any and all due diligence on such lender, equity purchaser or acquisition candidate introduced to it by Consultant under this Agreement, prior to Company receiving funds or closing on any acquisition. However, Consultant will not introduce any parties to Company about which Consultant has any prior knowledge of questionable, unethical or illicit activities.

     4.2 Company agrees that said compensation to Consultant shall be paid in full at the time said financing or acquisition is closed and consideration has been received by the Company. Moreover, said compensation, will be a condition precedent to the closing of such financing or acquisition and Company shall execute any and all documents necessary to effect said compensation.

     4.3 As further consideration to Consultant, Company, or its nominees, agrees to pay with respect to any financing or acquisition candidate provided directly or indirectly to the Company by any lender or equity purchaser covered by this Section 5, during the period of one year from the date of this Agreement, a fee to Consultant equal to that outlined in Section "5" herein.
     Consideration is not in addition to consideration agreed upon in paragraph 5 (Finder Fee).

     4.4 Consultant will notify Company of introductions it makes for potential sources of financing or acquisitions in a timely manner (within approximately 3 days of introduction) via facsimile memo. If Company has a preexisting relationship with such nominee and believes such party should be excluded from this Agreement, then Company will notify Consultant immediately of such circumstance via facsimile memo.

     6. Expenses. Consultant agrees to pay for all its expenses (phone, mailing, labor, etc.), other than extraordinary items (travel required by/or specifically requested by the Company, luncheons or dinners to large groups of investment professionals, mass faxing to a sizable percentage of the Company's constituents, investor conference calls, print advertisements in publications, etc.) approved by the Company prior to its incurring an obligation for reimbursement.

     7. Indemnification. The Company warrants and represents that all oral communications, written documents or materials furnished to Consultant by the Company with respect to financial affairs, operations, profitability and strategic planning of the Company are accurate and Consultant may rely upon the accuracy thereof without independent investigation. The Company will protect, indemnify and hold harmless Consultant against any claims or litigation including any damages, liability, cost and reasonable attorney's fees as incurred with respect thereto resulting from Consultant's communication or dissemination of any said information, documents or materials not designated by the Company to the Consultant as "confidential" or "Company private', excluding any such claims or litigation resulting from Consultant's communication or dissemination of information not provided or authorized by the Company.

     8. Representations. Consultant represents that it is not required to maintain any licenses and registrations under federal or any state regulations necessary to perform the services set forth herein. Consultant acknowledges that, to the best of its knowledge, the performance of the services set forth under this Agreement will not violate any rule or provision of any regulatory agency having jurisdiction over Consultant. Consultant acknowledges that, to the best of its knowledge, Consultant and its officers and directors are not the subject of any investigation, claim, decree, or judgment involving any violation of the SEC or securities laws. Consultant further acknowledges that it is not a securities Broker Dealer or a registered investment advisor. Company acknowledges that, to the best of its knowledge, that it has not violated any rule or provision of any regulatory agency having jurisdiction over the Company. Company acknowledges that, to the best of its knowledge, Company is not subject of any investigation, claim, decree, or judgment involving any violation of the SEC or securities laws.

     9. Legal Representation. The Company acknowledges that it has been represented by independent legal counsel in the preparation of this Agreement. Consultant represents that they have consulted with independent legal counsel and/or tax, financial and business advisors, to the extent the Consultant deemed necessary.

                                                           [MEDIAX\123198.FS]-12

     10. Status as Independent Contractor. Consultant's engagement pursuant to this Agreement shall be as independent contractor, and not as an employee, officer or other agent of the Company. Neither party to this Agreement shall represent or hold itself out to be the employer or employee of the other. Consultant further acknowledges the consideration provided hereinabove is a gross amount of consideration and that the Company will not withhold from such consideration any amounts as to income taxes, social security payments or any other payroll taxes. All such income taxes and other such payment shall be made or provided for by Consultant and the Company shall have no responsibility or duties regarding such matters. Neither the Company nor the Consultant possesses the authority to bind each other in any agreements without the express written consent of the entity to be bound.

     11. Attorney's Fee. If any legal action or any arbitration or other proceeding is brought for the enforcement or interpretation of this Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with or related to this Agreement, the successful or prevailing party shall be entitled to recover reasonable attorneys' fees and other costs in connection with that action of proceeding, in addition to any other relief to which it or they may be entitled.

     12. Waiver. The waiver by either party of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach by such other party.

     13. Notices. All notices, requests, and other communications hereunder shall be deemed to be duly given if sent by US mail, postage prepaid, addressed to the other party at the address as set forth herein below:

     To the Company:           MediaX Corporation
                               Rainer Poertner
                               8522 National Blvd., Suite 110
                               Culver City, CA  90232

     To the Consultant:        Liviakis Financial Communications, Inc.
                               John M. Liviakis, President
                               2420 "K" Street, Suite 220
                               Sacramento, CA  95816

     It is understood that either party may change the address to which notices for it shall be addressed by providing notice of such change to the other party in the manner set forth in this paragraph.

     14. Choice of Law, Jurisdiction and Venue. This Agreement shall be governed by, construed, and enforced in accordance with the laws of the State of California. The parties agree that Sacramento County, CA will be the venue of any dispute and will have jurisdiction over all parties.

     15. Arbitration. Any controversy or claim arising out of or relating to this Agreement, or the alleged breach thereof, or relating to Consultant's activities or remuneration under this Agreement, shall be settled by binding arbitration in California, in accordance with the applicable rules of the American Arbitration Association, and judgment on the award rendered by the arbitrator (s) shall be binding on the parties and may be entered in any court having jurisdiction thereof. The provisions of Title 9 of Part 3 of the California Code of Civil Procedure, including section 1283.05, and successor statutes, permitting expanded discovery proceedings shall be applicable to all disputes that are arbitrated under this paragraph.

                                                           [MEDIAX\123198.FS]-12

     16. Complete Agreement. This Agreement contains the entire agreement of the parties relating to the subject matter hereof. This Agreement and its terms may not be changed orally but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension, or discharge is sought.


AGREED TO:

"Company"                               MEDIA-X CORPORATION

Date: 3/22/99                           By:  /s/  Rainer Poertner
                                             ----------------------------------
                                                  Rainer Poertner, Chairman

"Consultant"                            LIVIAKIS FINANCIAL COMMUNICATIONS, INC.

Date: 3/18/99                           By:  /s/ John Liviakis
                                             ----------------------------------
                                                  John M. Liviakis, President

                                                           [MEDIAX\123198.FS]-12

                                 EXHIBIT 10.13

                CONSULTING AGREEMENT WITH CSK SECURITIES RESEARCH

                             CSK SECURITIES RESEARCH
                          Registered Investment Adviser

                                 April 17, 1997


Rainer E. Poertner
MediaX Corp.
3958 Ince Boulevard
Culver City, CA 90232

         Re:      MediaX Corp. - Stock Research Report
                  Engagement of CSK Securities Research

Dear Rainer:

         In confirmation of our discussions regarding the preparation of an initial stock research report (the "Report") and periodic up-dated reports ("Update Reports") covering MediaX Corp. (the "Company"), our agreement is as follows:

         1. The Company hereby engages CSK Securities Research ("CSK") to prepare the Report and up to three (3) Update Reports (the "Engagement"). The term of the Engagement shall be for one year commencing May 1, 1997 and ending April 30, 1998. The Report shall consist of a brief factual description of the Company, future strategy, investment opinion and earnings projections. The Update Reports shall be prepared and released as requested by the Company and as mutually agreed upon by CSK in connection with the Company's earnings announcements or significant new developments effecting the Company. The Update Reports shall consists of a brief factual description of the Company, an update of the new developments concerning the Company, future strategy, investment opinion and revised earnings projections. The Report and Update Reports shall be under the name of CSK Securities Research.

         Upon approval of the Report and each Update Report, the Company shall be responsible for the printing and shipping expenses of the Report and Update Reports. CSK will obtain estimates of printing and shipping expenses for the Company's prior approval. Such estimated printing and shipping expenses shall be payable prior to submission of the reports to the printer. In addition, in the event the Company requests CSK to travel on behalf of the Company, the Company agrees to reimburse CSK for such travel expenses.

         2. As compensation for the Engagement, the Company shall issue to Christina S. Kohlhaas options ("Options") to purchase twenty thousand (20,000) shares of the Company's Common Stock at an exercise price of $0.80 (Eighty Cents). The Options shall expire not less than three (3) years from the date of issuance.

                             CSK Securities Research
                25 Woodview Lane o Novato, California 94945-2726
                       (415) 899-9437 o Fax (415) 892-6537

                                                           [MEDIAX\123198.FS]-12

Mr. Rainer E. Poertner
MediaX Corp.
April 17, 1997
Page 2

         Such 20,000 Options shall be issued as of May 1, 1997, and shall vest and become exercisable as follows: 10,000 Options shall vest and become exercisable on November 1, 1997; 5,000 Options shall vest and become exercisable on February 1, 1998; and 5,000 Options shall vest and become exercisable May 1, 1998. The Company's Common Stock issued upon the exercise of such Options shall be fully authorized, publicly traded and free of restrictions at the time of exercise.

         3. The Company agrees to use its best efforts to determine that all information furnished to CSK by the Company shall be complete and correct in all material respects when furnished and shall not contain any untrue statements of a material fact or omit to state a material fact necessary in order to make the statement therein not misleading in the light of the circumstances under which such statement was made. In performing its services hereunder, the principals of CSK shall familiarize themselves with and consider, among other things, the history and nature of the business of the Company, the conditions and prospects of the Company's industry, the operations, financial results, conditions, properties and prospects of the Company, and such other facts as CSK deems relevant. CSK shall be entitled to rely entirely, without independent investigation, on publicly available information and the Company information supplied by the Company regarding its business, competitors, and position in its markets. The Company agrees that it will use its best efforts to determine that the factual information furnished by it and contained in the Report and Update Reports is correct and accurate. It is understood that any investment opinion, opinions regarding the future prospects of the Company, and future earnings projections are the opinion of CSK Securities Research and not the Company's opinion.

         4. Prior to the mutually planned release of the Report and Update Reports to the public, the Company, its officers, employees, representatives, agents and consultants agree not to deliver drafts of the Report and Update Reports and/or preliminary earnings models or discuss the Report and Update Reports with outside persons not directly involved in the review of the Report and Update Reports on behalf of the Company (it being understood that such Company- affiliated persons shall be informed by the Company of the confidentiality of the preliminary information in the draft Report and Update Reports and the need for the orderly dissemination of the Report and Update Reports to the public). No copies of the Report and Update Reports shall be mailed, faxed or delivered to any non-affiliated or outside persons not involved in reviewing the Report on behalf of the Company until the Report has been approved by the Company and shipped from the printer.

                             CSK Securities Research
                25 Woodview Lane o Novato, California 94945-2726
                       (415) 899-9437 o Fax (415) 892-6537

                                                           [MEDIAX\123198.FS]-12

Mr. Rainer E. Poertner
MediaX Corp.
April 17, 1997
Page 3

         5. After the completion of the Report and Update Reports, we shall not submit the Report or Update Reports to the printer until the Company has approved the final draft of the Report or Update Reports for printing and we have received the approved printing and shipping expenses. We shall then coordinate with you and your investor relations firm regarding distribution.

         Please indicate your agreement to the above engagement by signing below and returning a copy of this letter.

                                        Sincerely,
                                        CSK SECURITIES RESEARCH

                                        /s/  Christina S. Kohlhaas
                                        ---------------------------------------
                                             Christina S. Kohlhaas
                                             Registered Investment Adviser

MediaX Corp. agrees to the
above terms of engagement of
CSK Securities Research:

MediaX Corp.

By:  /s/  Rainer E. Poertner
     ------------------------
          Rainer E. Poertner
          Chairman

Date:

                             CSK Securities Research
                25 Woodview Lane o Novato, California 94945-2726
                       (415) 899-9437 o Fax (415) 892-6537

                                                           [MEDIAX\123198.FS]-12

                                  EXHIBIT 10.14

                    CONSULTING AGREEMENT WITH ROBERT J. ADSIT

                                                                     M E D I A X
                                                           C O R P O R A T I O N
                                                         8522 National Boulevard
                                                                       Suite 110
                                                           Culver City, CA 90232
                                                               fax: 310-815-8096
                                               info@MediaXx.com 310 - 815 - 8002

June 26, 1998

Robert Adsit
Shareholders Solutions
7860 E. Berry Place, Suite 140
Englewood, Colorado, 80111

Dear Robert

The following terms pertaining to compensation supersedes our two previous consulting agreements:

1    50,000 free trading shares
2    150,000 Options at $.25
3    150,000 Options at $..50
4    150,000 Options at $.75

All of the above will be registered on the current S-8 filing

Sincerely,

/s/ Nancy Poertner
-----------------------------
     Nancy Poertner
     President

                                                                     M E D I A X
                                                                   s t u d i o s
                                           Rainer Poertner 4 0 8 - 4 5 7 - 2 7 8
                                  Chairman 325A River Street fax: 408 - 457 - 29
                                                            Santa Cruz, CA 95060

                                                           [MEDIAX\123198.FS]-12

                              CONSULTING AGREEMENT

This Consulting Agreement (the "Agreement") is made and entered into this 20th day of April 1997 by and between Robert J. Adsit (the "Consultant"), whose principal place of business is 7860 East Berry Place, Suite 140, Englewood, Colorado 80111 and MediaX Corporation, a Nevada corporation (the "Client"), whose principal place of business is 8522 National Boulevard, Suite 110, Culver City, California 90232.

WHEREAS

1. The Consultant is willing and capable of providing on a "best efforts" basis various consulting and financial public relations services for and on behalf of the Client in connection with the Client's interactions with broker-dealers, shareholders and members of the general public.

2. The Client desires to retain the Consultant as an independent consultant and the Consultant desires to be retained in that capacity upon the terms and conditions hereinafter set forth.

NOW  THEREFORE,   in   consideration  of  the  mutual  promises  and  agreements
hereinafter set forth, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1. Consulting Services. The Client hereby retains the Consultant as an independent consultant to the Client and the Consultant hereby accepts and agrees to such retention. The Consultant shall render to the Client such services of an advisory or consultative nature in order to inform the brokerage community, the Client's shareholders and the general public concerning financial public relations and promotional matters relating to them and its business. It is the intention of the parties that the Consultant will gather all publicly-available information relating to the Client and confer with officers and directors of the Client in an effort to consolidate the information obtained into summary form for dissemination to interested parties. It is intended that the Consultant will then distribute such information concerning the Client to registered representatives of broker- dealers and other person(s) who the Consultant determines, in its sole discretion, are capable of effectively disseminating such information to the general public. The Consultant will not provide any investment advice or recommendations regarding the Client to anyone; rather, the Consultant will focus on contacting persons, generally via telephonic communications and person-to-person meetings, in order to familiarize them with information concerning the Client which the Consultant has collected and is otherwise available to the general public.

     Not later than the third business day of each calendar month, Consultant will submit to Client a monthly "progress report" detailing the previous month's activities, results, pertinent observations, and planned activities for the upcoming month. Client will submit to Consultant a detailed list of planned activities for the upcoming month detailing news releases, acquisitions, new products, private placements, and progress reports of ongoing projects and any other pertinent data to the promotion of the Company. This report will be submitted not later than the 25th day of the preceding month.

                                                           [MEDIAX\123198.FS]-12

2. Time, Place, and Manner of Performance. The Consultant shall be available for advice and counsel to the officers and directors of the Client at such reasonable and convenient times and places as may be mutually agreed upon. Except as aforesaid, the time, place and manner of performance of the services hereunder, including the amount of time to be allocated by the Consultant to any specific service, shall be determined in the sole discretion of the Consultant.

3. Term of Agreement. The term of this Agreement shall be twelve months, commencing April 20, 1997 and terminating April 19, 1998 subject, however, to prior termination as hereinafter provided.

4.   Compensation.

     a) Upon execution of this Agreement, the Client agrees to issue to the Consultant or in lieu thereof or in addition thereto, any person(s) whose names are furnished to the Client on or prior to (15) days after this Agreement, 75,000 shares of the Client's $.001 par value common stock, said shares to be "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933, as amended. The securities issued pursuant to this subparagraph shall be issued free and clear of any liens and encumbrances and for investment only and not with a view to distributions. Said shares will have piggyback registration rights and will be part of the first registration conducted by the Company.

     b) Client agrees to provide 250,000 options on its stock in two separate blocks of 125,000 each. The first 125,000 options are to be priced at $1.25 for the underlying stock and the second block of 125,000 options priced at $2.50 for the underlying stock, such options being valid for a period of thirty six (36) months and said options being subject to "piggyback registration rights". The Client will use its best efforts to include the shares underlying the stock options in this contract and all previous contracts in any registration statement filed by the Company before December 31, 1997. In the event the stock options remain unregistered by December 31, 1997, the Consultant will have one demand registration right of all the options due Consultant exercisable at any time after $1 million dollars has been raised in the form of any outside funding. By exercising its demand registration right the Consultant may demand the Client use its best efforts to act promptly and expeditiously register the stock at the Client's expense. The Client may also choose to use any other applicable provision or form that may from time to time be available for such registration. In the event the Client fails to promptly and expeditiously register the stock underlying the options the options will be registered under S-8 provisions of the employee stock option plan immediately, if such provision applies. All such options vest with Consultant in monthly increments of one-twelfth or 8.333%, of the total shares and options per month from the April 20, 1997 date of commencement.

5. Expenses. The Client shall reimburse the Consultant on demand for all expenses and other disbursements, including but not limited to travel, entertainment, mailing, printing and postage, incurred by the Consultant on behalf of the Client in connection with the performance of the consulting services pursuant to this Agreement. A detailed invoice of such verifiable out of pocket expenses for each calendar month will be submitted to the Client not later than 10 days following each calendar month. Client agrees to reimburse Consultant for such expenses within 21 days of receipt of the invoice. All single expenses in excess of $200.00 must be approved by the Client in advance.

6. Termination. Notwithstanding any provision contained in this Agreement on the contrary, this Agreement may be terminated by either party without cause upon thirty (30) days' prior written notice.

7. Work Product. It is agreed that prior to public distribution, all information and materials produced for the Client shall be the property of the Consultant, free and clear of all claims thereto by the Client, and the Client shall retain no claim of authorship therein. Client shall be free to reproduce the same.

                                                           [MEDIAX\123198.FS]-12

8. Disclosure of Information. The Consultant recognizes and acknowledges that it has and will have access to certain confidential information of the Client and its affiliates that are valuable, special and unique assets and property of the Client and such affiliates. The Consultant will not, during or after the term of this Agreement, disclose, without the prior written consent or authorization of the Client, any of such information to any person, except to authorized representatives of the Consultant or its affiliates, for any reason or purpose whatsoever. In this regard, the Client agrees that such authorization or consent to disclosure may be conditioned upon the disclosure being made pursuant to a secrecy agreement, protective order, provision of statute, rule, regulation or procedure under which the confidentiality of the information is maintained in the hands of the person to whom the information is to be disclosed or in compliance with the terms of a judicial order or administrative process.

9. Nature of Relationship. It is understood and acknowledged by the parties that the Consultant is being retained by the Client in an independent capacity and that in this connection, the Consultant hereby agrees, except as provided in paragraph 4, herein above or unless the Client shall have otherwise consented in writing, not to enter into any agreement or incur any obligation on behalf of the Client.

10. Conflict of Interest. The Consultant shall be free to perform services for other persons/corporations provided that it shall obtain the Client's written approval if it intends to provide consulting services for any other person/corporation which may conflict with its obligations hereunder.

11. Indemnification for Securities Law Violations. The Client and Consultant agree to indemnify and hold harmless one another, including and not limited to each officer, director and controlling person against any losses, claims, damages, liabilities and/or expenses (including any legal or other expenses reasonably incurred in investigating or defending any action or claim in respect thereof) to which the Consultant or Client or such officer, director or controlling person may become subject under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, because of inappropriate actions of the Client, the Consultant or their respective agent(s). Consultant and Client will comply with all the applicable laws of the Securities Act of 1933.

12. Notices. Any notices required or permitted to be given under this Agreement shall be sufficient if in writing and delivered or sent by registered or certified mail to the principal office of each party.

13. Waiver of Breach. Any waiver by either party of a breach of any provision of this Agreement by the other party shall not operate or be construed as a waiver of any subsequent breach by the other party.

                                                           [MEDIAX\123198.FS]-12

14. Assignment. This Agreement and the rights and obligations of the parties hereunder shall not be assigned without the prior written approval of the other and shall inure to the benefit of and shall be binding upon their successors and assigns. Notwithstanding the foregoing the Consultant may assign any of the stock options to any of its officers, directors or employees.

15. Applicable Law. It is the intention of the parties hereto that this Agreement and the performance hereunder and all suits and special proceedings hereunder be construed in accordance with and under and pursuant to the laws of the State of Colorado and that in any action, special proceedings or other proceedings that may be brought arising out of, in connection with or by reason of this Agreement, the laws of the State of Colorado shall be applicable and shall govern to the exclusion of the law of any other forum, without regard to the jurisdiction in which any action or special proceeding may be instituted.

16. Severability. All agreements and covenants contained herein are severable, and in the event any of them shall be held to be invalid by any competent court, this Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein.

17. Entire Agreement. This Agreement constitutes and embodies the entire understanding and agreement of the parties and supersedes and replaces all prior understandings, agreements and negotiations between the parties.

18. Waiver and Modification. Any waiver, alteration or modification of any of the provisions of this Agreement shall be valid only if made in writing and signed by the parties hereto. Each party hereto, from time to time, may waive any of its rights hereunder without effecting a waiver with respect to any subsequent occurrences or transactions hereof.

19. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but both of which taken together shall constitute but one and the same document.

IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this Agreement as of the day and year first above written.

CONSULTANT:                             CLIENT:
                                        MediaX Corporation
/s/  Robert J. Adsit                    By:  /s/  Nancy Poertner, President
-----------------------------                ----------------------------------
     Robert J. Adsit                              Nancy Poertner

                                                           [MEDIAX\123198.FS]-12

                                  EXHIBIT 10.15

                     CONSULTING AGREEMENT WITH JOHN H. SHAW

                                  John H. Shaw
                          Investor and Public Relations
                                 P.O. Box 491591
                              Los Angeles, CA 90049
                                 (310) 289-3269

January 17, 1997

Nancy Poertner, CEO
MediaX Corporation

Dear Nancy:

This letter will confirm our agreement that MediaX will retain my (John Shaw) services to consult on external communications policy and activities as outlined in my letter to Mr. Rainer Poertner dated January 16, 1997 which is incorporated herein by reference. Essentially, it is my understanding that MediaX retains my services as financial public relations counsel in any independent consultant capacity.

MUTUAL ASSURANCES:

In this relationship, I agree to comply fully with all regulations, guidelines and applicable laws, and to maintain the confidentiality of all information not cleared for public release. MediaX agrees to provide me access to material facts related to the Company's past and present performance, financial position, business plans and all other pertinent information relative to the professional execution of my responsibilities.

All materials will be submitted to MediaX only; any publication and distribution is the sole responsibility and liability of MediaX. MediaX agrees to indemnify and hold me harmless from and against any and all losses, claims, damages, expenses or liabilities resulting from MediaX's publication/distribution of the submitted materials.

FINANCIAL ARRANGEMENTS Professional Fees:
I agree to be continually on call and available to MediaX in keeping within the scope of my assignments and commensurate with my pre-existing commitments.

In exchange for services rendered in 1997, MediaX will grant to me a total of 65,000 options to purchase one share each of the Company's common stock, in lieu of cash. The first 10,000 options will vest on the last day of January 1997, with the remaining options to vest in monthly increments of 5,000 per month beginning on the last business day of February 1997, followed by 5,000 per month on the last business day of each month through and including December 1997. The option exercise price will be fixed for the full year at yesterday's closing bid of $0.875.

These options will be issued under the Company's 1996 Stock Option Plan and accordingly will be registered (and the shares underlying such options) under that existing plan.

                                                           [MEDIAX\123198.FS]-12

Page 2
MediaX
Consulting Agreement

Out of Pocket Expenses:

In order to facilitate the conduct of the program, I agree to extend my own funds on behalf of MediaX to cover out-of-pocket expenses, as they occur - such as pager, voice mail, telephone, telecopier, travel, printing, mailing, to the extent that they are not available at MediaX. Presently such expenses are expected to be minimal and will be covered at a flat $150 per month as outlined in the Jan. 16,1997 letter, invoiced at the start of the month, beginning with March. To the extent unusual expenses are incurred, they will be pre-approved and invoiced monthly for reimbursement. I also agree not to incur any single expense of more than $50 without obtaining prior approval from MediaX.

This Agreement is cancelable by either party with 30 days written notice.

Agreed to:

/s/  John H. Shaw
-----------------------------
     John H. Shaw, Consultant           date

For MediaX:

/s/  Nancy Poertner
-----------------------------
     Nancy Poertner, CEO                date

                                                           [MEDIAX\123198.FS]-12

                                  EXHIBIT 10.16

             CONSULTING AGREEMENT WITH RETAIL OEM INTERNATIONAL INC.
              This agreement is made on the 21st day of July, 1997

                        SOFTWARE REPRESENTATION AGREEMENT

          AMONG: Retail OEM International, Inc., a California corporation, having its office at 359 San Miguel, Suite 110, Newport Beach, California 92660 ("ROI");

          AND: MediaX Corporation, a California corporation having its office at 8522 National Boulevard, Culver City, California, 90232 ("MediaX")

  WHEREAS the parties wish that ROI act as MediaX's sales representative in respect of software published by MediaX in the territory;

  NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the premises and the mutual agreements and covenants herein contained and the payment of $1 made by each party to the other (the receipt and adequacy of such consideration is hereby mutually acknowledged by each party), the parties hereby covenant and agree as follows:

1.       INTERPRETATION

1.1 Interpretation - For the purposes of this agreement, except as otherwise expressly provided herein:

     (a) "this Agreement" means this Agreement as it may from time to time be supplemented or amended and in effect;

     (b) all references in this Agreement to a designation "Section", "paragraph", "subparagraph", or other subdivision, is to the designated Section, paragraph, subparagraph or other subdivision of this Agreement unless otherwise specifically stated;

     (c) the words "herein", "hereof" and "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular Section, paragraph, subparagraph or other subdivision;

     (d) the singular of any term includes the plural and vice versa and the use of any term is equally applicable to any gender and where applicable a body corporate;

     (e) the word "or" is not exclusive and the word "including" is not limiting (whether or not non-limiting language such as "without-limitation" or "but not limited to" or other words of similar import is used with reference thereto);

     (f) the headings to the paragraphs and subparagraphs of this Agreement are inserted for convenience only and do not form a part of this Agreement and are not intended to interpret, define or limit the scope, extent or intent of this Agreement or any provision hereof;

     (g) any reference to a corporate entity includes and is also a reference to any corporate entity that is a successor to such entity; and

     (h) the language in all parts of this Agreement shall in all cases be construed as a whole and neither strictly for nor against either of the parties.

                                                           [MEDIAX\123198.FS]-12

2.       APPOINTMENT

2.1 Sales Representative. MediaX hereby appoints ROI as its exclusive sales representative for the sale of Big Brother, the Peter Norton PC Guru series and all other software products as MediaX may publish or distribute ("Products") to accounts in the Territory (as set forth in paragraph 2.2 hereto) and ROI hereby accepts such appointment, on the terms and conditions provided herein.

2.2      Territory.  The territory shall be as defined on Schedule "A".

2.3 Efforts. ROI shall use its best efforts and skill to solicit sales of the Products, which shall represent its principal business activity. ROI, may, upon written notice to MediaX, represent other software products from other parties provided such products and parties are not competitive with the Products or MediaX ad such representation does not in any way compromise or diminish its duties and obligations hereunder. MediaX acknowledges and accepts ROI's current representation of Syncronys Softcorp, Memorex Software, and Globalink, as non-competitive products and parties.

2.4 Term. The appointment of ROI hereunder shall commence as of the date hereof and shall terminate on July 31st, 1999, unless terminated earlier in accordance with the provisions of this Agreement. Furthermore, this Agreement shall automatically renew in two-year increments unless terminated in accordance with the provisions of this Agreement.

2.5 MediaX Expenses. MediaX shall, at its expense, provide ROI (and its customers) with a reasonable supply of sales literature, samples of the Products and other sales and marketing materials. As well, from time to time, where reasonable, MediaX shall accompany ROI on key sales meetings, particularly in pursuit of new account engagements and product releases.

26 ROI Expenses. ROI shall be exclusively responsible for all of its business communication, travel, entertainment and other expenses incurred in connection with the solicitation of sales of the Products and carrying out its duties and obligations hereunder. As well, ROI shall, at its expense, meet with MediaX at its headquarters in Culver City at least one per month to develop and coordinate sales and marketing strategies. Reasonable travel and entertainment expenses incurred by ROI in respect of Special Meetings (those considered over and above that normally required for sales solicitation) shall be reimbursable by MediaX with its prior written approval. The following Special Meetings have MediaX prior approval: managers' shows, Comdex, CeBit, E-3 and Retail Vision. Should ROI represent additional clients at said Special Meetings, then in such instance all applicable expenses shall be pro-rated among the number of clients represented at such meeting(s).

3.       PURCHASE ORDERS AND INVOICING

3.1 Purchase Orders. All purchase orders solicited by ROI on behalf of MediaX shall be made with MediaX and shall be subject to terms and conditions, including prices, discounts and delivery dates as approved in advance by MediaX. Purchase orders may be sent to ROI, for direct forwarding to MediaX immediately thereafter.

3.2 Invoices. MediaX shall directly invoice all accounts in respect of all purchase orders solicited by ROI and shall directly process payment therefrom. MediaX shall make copies of all such invoices available to ROI.

4.       COMPENSATION

4.1 Monthly Retainer. Commencing September 1, 1997, MediaX shall pay ROI a retainer of Three Thousand Dollars ($3,000) per month. Retainer payments shall be due and payable on or before the 15th of each month; any partial month shall be pro-rated. The monthly retained shall be credited to commissions earned by ROI for that particular month only. No commissions will be paid unless the monthly retainer amount is exceeded in monthly commissions earned by ROI subject to section 4.2 of this Agreement and subject to Schedule "A" of this Agreement. For example, if monthly commissions equal $25,000 and MediaX has paid the retainer of $3,000, then an additional payment of $22,000 is due ROI. Conversely, if monthly commissions equal $2,000 and MediaX has paid the retainer of $3,000, then no additional payment is due ROI, nor shall any refund be due MediaX for that particular month.

4.2 Commissions. MediaX shall pay ROI a commission as stipulated in Schedule "A", exclusive of all taxes, duties, shipping charges (i.e. the cost of Products) that may be included in the total invoice amount due MediaX from its customers, and net of all returns of the Products and any associated charges. Promotional allowances such as sales SPIFFS, advertising funds, rebates, and the like shall not reduce commissions due to ROI even if such allowances are deducted from invoices. Special price reductions on Products, however, shall decrease commissions due to ROI.

                                                           [MEDIAX\123198.FS]-12

4.3 Payment & Accounting of Commissions. MediaX shall pay commissions to ROI on the earlier of (a) actual receipt of payment of an invoice by MediaX or (b) 60 days from the date of invoice. There shall be a quarterly accounting and reconciliation of commissions and of any expenses in respect of Special Meetings as any be reasonably determined by time to time by the parties.

4.4 Options. MediaX agrees to grant each ROI principal, Tammy Gibbons and Robert Keilch, a Common Stock Option, in the form and on the terms attached hereto as Schedule "B", to purchase Two Hundred Fifty Thousand (250,000) shares of MediaX' common stock at a fair market value price per share as further defined in Schedule "B". Any unvested options shall terminate in the event that the Agreement is terminated by either MediaX or ROI under Section 6.2 hereunder by ROI (but not by MediaX) under Section 6.3 hereunder.

5.       RELATIONSHIP OF PARTIES

5.1 Independent Contractor. The relationship created by this Agreement is that of principal and selling agent. ROI is an independent contractor and not an employee of MediaX. Save and except for the solicitation of purchase orders, ROI and its staff or agents, shall not, without prior written consent of MediaX, have any right or authority to create or assume any obligation of any kind whatsoever or make any warranty or representation on behalf of MediaX, or otherwise obligate or render MediaX liable in any manner whatsoever.

5.2 ROI Indemnity. ROI agrees to indemnify and hold MediaX and its employees and agents harmless and to pay all losses, costs, damages and expenses, whatsoever, including reasonable attorney fees, which they, or any of them, may sustain or incur on account of or arising from the acts, omissions, and representations of ROI and its employees and agents.

5.3 MediaX Indemnity. MediaX agrees to indemnify and hold ROI and its employees and agents, harmless and to pay all losses, costs, damages and expenses, whatsoever, including reasonable attorney fees, which they, or any of them, may sustain or incur on account of infringement or alleged infringement or patent, trademarks, or trade names, resulting from the sale of the Products or arising on account of warranty claims or products liability matters.

6.       GENERAL

6.1 Notices. All notices relating to this Agreement shall be in writing and delivered via courier addressed to the appropriate party at the address of such party as set out on the first page of this Agreement, or to such other addresses as may be specified by one party to the other parties by notice in writing. Such notices shall be deemed to have been received by the party to whom it was given on the third business day following the sending thereof by courier.

6.2 Termination With Cause. Either MediaX or ROI party may terminate this Agreement immediately by written notice in the event that the other becomes insolvent, files for bankruptcy or remains in material breach of this Agreement after the noted cure period. Upon written notification of a material breach, the breaching party shall have sixty (60) days to cure said breach.

6.3 Termination Without Cause. Either MediaX or ROI may without cause terminate this Agreement on 180 days written notice.

6.4 Confidentiality. The parties shall maintain strict confidentiality of the other's business, financial, technical and marketing information and affairs.

6.5 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of California.

6.6 Arbitration. Any controversy of claim arising out of or relating to this Agreement shall be resolved by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect, and judgment upon the award rendered by the arbitrators in any such arbitration, including, without limitation, specific performance of this Agreement, may be entered in any federal or state court having jurisdiction thereof. The prevailing party in any such arbitration shall be entitled to recover from the other party in addition to all other relief, all reasonable costs and expenses actually incurred in connection with such arbitration.

                                                           [MEDIAX\123198.FS]-12

6.7 Severability. If any one or more of the provisions contained in this Agreement should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby.

6.8 Further Assurances. The parties hereto shall with reasonable diligence do all such things and provide all such reasonable assurances as may be required to consummate the transactions contemplated hereby, and each party hereto shall provide such further documents or instruments required by the other party as may be reasonably necessary or desirable to effect the purpose of this Agreement.

6.9 Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto and supersedes all prior agreements, whether written or oral, made between the parties hereto, and there do not exist any representations, warranties, terms or conditions, expressed or implied, statutory or otherwise, and no agreements collateral hereto, other than as expressly set forth or referred to in this Agreement.

6.10 Enurement. This Agreement and each of the terms and provisions hereof shall enure to the benefit of and be binding upon the parties hereto and their respective heirs, executors, administrators, personal representatives, successors and permitted assigns; provided, however, that ROI shall not be entitled to assign or delegate any of its rights or obligations hereunder without the prior written consent of MediaX.

6.11 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

IN WITNESS WHEREOF the parties hereto have hereunto duly executed this Agreement as of the day and year first above written.

MediaX Corporation                      Retail OEM International, Inc.

By:                                     By:



(print name, title)                     (print name, title)

Date:                                   Date:

                                                           [MEDIAX\123198.FS]-12

                                  SCHEDULE "A"

                          COMMISSION RATE and TERRITORY

Commission Rate. MediaX shall pay ROI, Inc., a commission equal to Five Percent (5.0%) of all invoices, net of returns, for sales within the territory, exclusive of any taxes, duties, shipping charges, and cost of goods that may appear on MediaX invoices to its customers.

Territory.
The territory shall consist of all distribution, dealer, reseller (including Value Added Resellers, and catalogers), OEM (Original Equipment Manufacturer), and ISP (Internet Service Provider) accounts in the United States and Canada on an exclusive basis, and the rest of the world on a non-exclusive basis.

                                                           [MEDIAX\123198.FS]-12

                                  SCHEDULE "B"

                               MediaX Corporation
                 8522 National Boulevard, Culver City, CA 90232

                                  July 21, 1997

The option price granted to each ROI Principal, Tammy Gibbons and Robert Keilch, to purchase Two Hundred Fifty Thousand (250,000) shares of the $.01 par value common stock of MediaX at a fair market value option price that shall be equal to the closing price of the stock on the first day of this Agreement. The closing price of the common stock on July 21, 1997 was $1-1/8 per share, which shall be the fair market value option price. Said shares shall be fully tradable and are not subject to any restrictions whatsoever.

This Common Stock Option shall vest as follows:

         Robert Keilch/Tammy Gibbons
         25,000 shares on September 30, 1997 "+"

                  Thereafter:


# shares                        Vested Upon
25,000                            50,000th unit ships "+"
25,000                           100,000th unit ships "+"
25,000                           150,000th unit ships "+"
25,000                           250,000th unit ships "+"
25,000                           300,000th unit ships "+"
25,000                           350,000th unit ships "+"
25,000                           400,000th unit ships "+"
25,000                           450,000th unit ships "+"
25,000                           500,000th unit ships "+"
25,000                           550,000th unit ships "+"
25,000                           600,000th unit ships "+"
25,000                           650,000th unit ships "+"
25,000                           700,000th unit ships "+"
25,000                           750,000th unit ships "+"
25,000                           800,000th unit ships "+"
25,000                           850,000th unit ships "+"
25,000                           900,000th unit ships "+"
25,000                           950,000th unit ships "+"
250,000 Total Shares

In the event that the Software Representation Agreement dated July 21, 1997 (the "Agreement"), among ROI, Inc., is rightfully terminated by either MediaX or ROI under Section 6.2 of the Agreement or by ROI under Section 6.3 of the Agreement, then this Common Stock Option shall terminate with respect to the number of shares which have not vested as of the effective date of termination. In the event that the Agreement is terminated by MediaX under Section 6.3 of the Agreement, then all unvested options shall fully vest one day prior to the effective termination date.

                                                           [MEDIAX\123198.FS]-12

                                  EXHIBIT 10.17

                                  - S - M - E -
                           o Financial Communications

August 12, 1997

Ms. Nancy Poertner
President and Chief Executive Officer
MediaX Corporation
8522 National Boulevard, Suite 110
Culver City, CA 90232

Dear Nancy:

This will confirm our agreement that SME Financial Communications has been retained to provide investor relations/public relations counsel for MediaX Corporation, in accordance with the following:

1. MediaX Corporation has retained SME Financial Communications as investor relations counsel for a 12-month period commencing August 13, 1997. The scope of such counsel to conform with the SME Financial Communications-submitted proposal dated August 8, 1997 and hereby accepted by MediaX Corporation.

2. SME Financial Communications will be paid a retainer of $3,000 per month, payable at the beginning of each month, plus 45,000 options to purchase one share of MediaX common stock each at today's price of $1.38 per share; such options vesting at a rate of 3,750 options per month, each month.

3. SME Financial Communications further agrees to advance funds on behalf of MediaX Corporation for out-of-pocket expenses, which SME Financial Communications will bill to MediaX Corporation on a monthly basis. These expenses are expected to run between $300-$400 per month and will include telephone, copying, general mailing, messenger services, news services and other tracking services, subscriptions to trade publications and other reference materials. Expenses that will be excluded from the above charges include PR Newswire and Business Wire, and vendors providing conference call services. Additional excluded expenses which will be authorized by MediaX Corporation prior to being incurred include travel and other costs incurred in conjunction with meetings with the financial community or MediaX, production charges related to the development of promotional materials, and special mailing charges related to direct mail campaigns. Any single expense of more than $100 must be approved by MediaX Corporation in writing, in advance.

                                                           [MEDIAX\123198.FS]-12

4. MediaX Corporation will indemnify and hold harmless SME Financial Communications its controlling persons, officers, directors, employees and agents from and against any and all losses, claims, damages, liabilities, costs and expenses (including, but not limited to reasonable attorney's fees) which SME Financial Communications or any of the foregoing persons may be subject to or incur in connection with the services to be rendered by SME Financial Communications to MediaX Corporation (including, but not limited to, its or their reliance upon or use of any information, documents, representations, reports or data furnished by or prepared MediaX Corporation). This paragraph shall not apply to any action or inaction which has been judicially determined to be willful misconduct or gross negligence on the part of SME Financial Communications. SME Financial Communications agrees to indemnify and hold MediaX Corporation harmless from and against any and all claims, demands, liabilities, actions, judgments, and expenses, including attorney's fees and expenses reasonably incurred by, against or of MediaX Corporation, arising out of any breach of any obligation or representation by SME contained in this Agreement, or out of any action brought by a third party involving any communication by SME Financial Communications outside the scope of this Agreement or otherwise unauthorized by MediaX Corporation.

5. SME Financial Communication's engagement is for a period of not less than three months, beyond which it may be terminated by either party upon 30-days written notification, it being understood that the provision hereof relating to the payment of unpaid fees and accrued expenses and indemnification will survive any such termination.

6. SME Financial Communications will maintain the confidentiality of all such material information and any other information about MediaX Corporation, its operations, strategies, technology and employees, regardless of source, that may be deemed proprietary, confidential or sensitive, unless and until both parties agree upon an appropriate means of dissemination. SME Financial Communications will observe all applicable SEC, NASD and all other rules and regulations that pertain to the performance of its duties under this Agreement.

7. MediaX Corporation has the right of refusal to SME Financial Communications being engaged on an ongoing or project basis by any company that is reasonably deemed to be a direct competitor to MediaX Corporation.

If this conforms to your understanding of our agreement, please sign the attached copy and return it to me for our files.

Sincerely,

Agreed: SME Financial Communications    Agreed: MediaX Corporation

By:  /s/  Tom J. Eckman                 By:  /s/  Nancy Poertner
     ------------------------                ----------------------------------
          Tom J. Eckman                           Nancy Poertner

Date:                                   Date:

                                  EXHIBIT 10.18

              CONSULTING AGREEMENT WITH BUSINESS NEWS NETWORK INC.

                              [MEDIAX\123198.FS]-12
             5025 Centennial Boulevard o Colorado Springs, CO 80919
                      Fax: 719-528-1438 o Tel: 719-528-7040

BNN  BUSINESS
     NEWS
     NETWORK, INC.
------------------

                                October 31, 1997

MediaX Corporation
8522 National Boulevard
Suite 110
Culver City, CA 90232

Ladies and Gentlemen:

         In connection  with our proposed  purchase of 400,000  shares of Common
Stock  (the  "Shares")  of  MediaX   Corporation,   a  Nevada  corporation  (the
"Company"), we confirm that:

         1. We agree not to resell, pledge or otherwise transfer the Shares except in compliance with the Securities Act of 1933, as amended (the "Securities Act"), and all applicable state securities laws.

         2. We understand that the offer and sale of the Shares have not been registered under the Securities Act or pursuant to any state securities laws, and that the Shares may not be offered or sold within the United States to, or for the account or benefit of, U.S. persons, within two years after the original issuance date thereof, except pursuant to an exemption from registration under the Securities Act and state securities laws or pursuant to an effective registration statement under the Securities Act, and we further agree to provide to any person purchasing any of the Shares from us a notice advising such purchaser that any resale of the Shares is restricted as stated herein.

         3. We understand that, on any proposed resale of any Shares, we will be required to furnish to the Company such certification, written legal opinions and other information as the Company may reasonably require to confirm that the proposed sale complies with the foregoing restrictions. We further understand that the Shares purchased by us will bear a legend to the foregoing effect.

         4. We are an institutional "accredited investor" (as defined in Rule 501(a)(1), (2), (3) or (7) of Regulation D promulgated under the Securities Act) and have such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of our investment in the Shares, and we and any accounts for which we are acting are each able to bear the economic risk of our or their investment, as the case may be.

         5. We are acquiring the Shares purchased by us for our account or for one or more accounts (each of which is an institutional "accredited investor") as to each of which we exercise sole investment discretion.

         You and your respective counsel are entitled to rely upon this letter and are irrevocably authorized to produce this letter or a copy hereof to any interested party in any administrative or legal proceeding or official inquiry with respect to the matters covered hereby.

                                                           [MEDIAX\123198.FS]-12

             5025 Centennial Boulevard o Colorado Springs, CO 80919
                      Fax: 719-528-1438 o Tel: 719-528-7040

THIS LETTER SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK.

                                        Very truly yours,

                                        By:
                                        Name:
                                        Title:
                                        Address:

                                                           [MEDIAX\123198.FS]-12

             5025 Centennial Boulevard o Colorado Springs, CO 80919
                      Fax: 719-528-1438 o Tel: 719-528-7040

BNN  BUSINESS
     NEWS
     NETWORK, INC.
------------------

                                October 31, 1997

Rainer Poertner
Chairman
MediaX Corporation
8522 National Boulevard, #110
Culver City, CA 90232

         Re:      Agreement for Purchase of Advertising Time

Dear Sir:

         This letter will set forth our agreement, effective as of the date first written above, with respect to the purchase by MediaX Corporation ("Corporation") of advertising time on the broadcast of the Business News Network (the "Network"). Business New Network, Inc. ("BNN") will provide Corporation with a six hundred thousand dollar ($600,000) credit towards the purchase of advertising on the Network's broadcast (the "Credit"). In exchange for the Credit, Corporation will issue to BNN four hundred thousand (400,000) shares of its common stock. A certificate evidencing BNN's ownership of such shares shall be delivered to BNN within five business days of the date first written above.

         The Corporation may utilize the Credit for advertising time to be broadcast any time prior to 12:00 a.m. EST on the third anniversary of this Agreement, subject to availability; provided that to the extent at least one third of the Credit is not utilized by the second anniversary of this Agreement, that portion of the Credit will expire and further provided that BNN may refuse to provide advertising time representing a conversion of more than one tenth of the original Credit in a single calendar month. The conversion of the Credit to advertising time shall be made based on BNN's MediaX Rate Card. A copy of BNN's current MediaX Rate Card is appended to this letter. In the event BNN's MediaX Rate Card changes, Corporation shall be entitled to purchase advertising time according to the replaced MediaX Rate Card for a period of 120 days subsequent to BNN's notice to Corporation of such change.

         Corporation's rights under this Agreement may not be assigned without the written consent of BNN. This Agreement represents the entire understanding of the parties and may be modified only by a writing signed by the parties.

         The signature made in closing below shall evidence BNN's acceptance of and intent to be bound by the foregoing, with the further intent that all others may rely thereupon. Please have Corporation execute this Agreement in the space provided. In addition, please deliver a copy of the resolution of Corporation's Board of Directors to issue the Corporation Shares together with a Secretary's Certificate authenticating such resolution. Once executed by all parties and delivery of the foregoing corporate documents having been made, the Agreement shall be deemed effective as of the date first written above.

                                                           [MEDIAX\123198.FS]-12

             5025 Centennial Boulevard o Colorado Springs, CO 80919
                      Fax: 719-528-1438 o Tel: 719-528-7040

         We at BNN are pleased to provide you with this asset and anticipate providing you with even greater value upon its conversion to an advertising campaign.

                                        Very truly yours,

                                        /s/  Robert E. Long
                                        ---------------------------------------
                                             Robert E. Long

Agreed to and accepted on this day of , 1997, with the intent to be bound by the foregoing and with the further intent that all others may rely thereupon.

CORPORATION

By:                                         Corporate Seal:

Its:

                                                           [MEDIAX\123198.FS]-12

             5025 Centennial Boulevard o Colorado Springs, CO 80919
                      Fax: 719-528-1438 o Tel: 719-528-7040

                                                           [MEDIAX\123198.FS]-12

                                  EXHIBIT 10.19

                       CONSULTING AGREEMENT WITH WILLOWRUN

           This Agreement is made as of the 24th day of December, 1997

     AMONG:   Willowrun  Software  Marketing,   Inc.,  David  Brow,  a  Canadian
corporation, having its office at 1052 Kings Avenue, West Vancouver, BC, ("Willowrun");

     AND: MediaX Corporation, a Nevada corporation having its office at 8522 National Boulevard, Culver City, California 90232 ("MediaX")

WHEREAS the parties wish that WILLOWRUN act as MediaX' sales representative in respect of software published by MediaX in the territory.

NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the premises and the mutual agreements and covenants herein contained and the payment of $1 made by each party to the other (the receipt and adequacy of such consideration is hereby mutually acknowledged by each party), the parties hereby covenant and agree as follows:

1.   INTERPRETATION

1.1 Interpretation - For the purposes of this agreement, except as otherwise expressly provided herein:

     (a) "this Agreement" means this Agreement as it may from time to time be supplemented or amended and in effect;

     (b) all references in this Agreement to a designation "Section", "paragraph", "subparagraph", or other subdivision, is to the designated Section, paragraph, subparagraph or other subdivision of this Agreement unless otherwise specifically stated;

     (c) the words "herein", "hereof" and "hereunder" and other words of similar import to refer to this Agreement as a whole and not to any particular Section, paragraph, subparagraph or other subdivision;

     (d) the singular of any term includes the plural and vice versa and the use of any term is equally applicable to any gender and where applicable a body corporate;

     (e) the word "or" is not exclusive and the word "including" is not limiting (whether or not non-limiting language such as "without-limitation" or "but not limited to" or other words of similar import is used with reference thereto)

     (F) the headings to the paragraphs and subparagraphs of this Agreement are inserted for convenience only and do not form a part of this Agreement and are not intended to interpret, define or limit the scope, extent or intent of this Agreement or any provision hereof;

     (g) any reference to a corporate entity includes and is also a reference to any corporate entity that is a successor to such entity; and

     (h) the language in all parts of this Agreement shall in all cases be construed as a whole and neither strictly for nor against either of the parties.

                                                           [MEDIAX\123198.FS]-12

2.   APPOINTMENT

2.1 Sales Representative. MediaX hereby appoints WILLOWRUN as its exclusive sale representative for the sale of Peter Norton PC Guru series as MediaX may publish or distribute this product ("Products") to accounts in the Territory (as set forth in paragraph 2.2 hereto) and WILLOWRUN hereby accepts such appointment, on the terms and conditions provided herein.

2.2  Territory. The territory shall be as defined on Schedule "A".

2.3 Efforts. WILLOWRUN shall use its best efforts and skill to solicit sales of the Products, which shall represent its principal business activity. WILLOWRUN may, upon written notice to MediaX represent other software products from other parties provided such products and parties are not competitive with the Products or MediaX and such representation does not in any way compromise or diminish its duties and obligations hereunder. MediaX acknowledges and accepts WILLOWRUN's current representation of Syncronys Softcorp, Powerquest Corporation, as non-competitive products and parties.

2.4 Term. The appointment of WILLOWRUN hereunder shall commence as of the date hereof and shall terminate on December 24th, 1999, unless terminated earlier in accordance with the provisions of this Agreement. Furthermore, this Agreement shall automatically renew in two-year increments unless terminated in accordance with the provisions of this Agreement.

2.5 MediaX Expenses. MediaX shall, at its expense, provide WILLOWRUN (and its customers) with a reasonable supply of sales literature, samples of the Products and other sales and marketing materials. As well, from time to time, where reasonable, MediaX shall accompany WILLOWRUN on key sales meetings, particularly in pursuit of new account engagements and product releases.

2.6 WILLOWRUN Expenses. WILLOWRUN shall be exclusively responsible for all of its business communication, travel, entertainment and other expenses incurred in connection with the solicitation of sales of the Products and carrying out of its duties and obligations hereunder. As well, WILLOWRUN shall, at its expense, meet with MediaX at its headquarters in Culver City at least once every three months to develop and coordinate sales and marketing strategies. Reasonable travel and entertainment expenses incurred by WILLOWRUN in respect of Special Meetings (those considered over and above that normally required for sales solicitation) shall be reimbursable by MediaX with its prior written approval. The following Special Meetings have MediaX's prior approval: managers' shows, Comdex, CES. E-3 and Retail Vision. Should WILLOWRUN represent additional clients at said Special Meetings, then in such instance all applicable expenses shall be pro-rated among the number of clients represented at such meeting(s).

3.   PURCHASE ORDERS & INVOICING

3.1 Purchase Orders. All purchase orders solicited by WILLOWRUN on behalf of MediaX shall be made with MediaX and shall be subject to terms and conditions, including prices, discounts and delivery dates as approved in advance by MediaX. Purchase orders may be sent to WILLOWRUN, for direct forwarding to MediaX immediately thereafter.

3.2 Invoices. MediaX shall directly invoice all accounts in respect of all purchase orders solicited by WILLOWRUN and shall directly process payment therefrom. MediaX shall allow WILLOWRUN to review invoices at MediaX's offices.

4.   COMPENSATION

4.1 Compensation. MediaX shall pay WILLOWRUN a commission equal to 4.5% of Gross Revenues received by MediaX for retail sales generated by WILLOWRUN. In the event that WILLOWRUN collects payments in less than 60 days from the date of invoice, an additional 1% commission shall be paid to WILLOWRUN. Gross Revenues shall mean the actual amount received by MediaX less all taxes, duties, shipping charges, returns and all associated charges, cash discounts, special price reductions including price protections and a 30% reserve for returns. Promotional allowances such as sales SPIFFS, advertising funds, rebates, and the like shall not reduce commissions due to WILLOWRUN even if such allowances are deducted from invoices.

                                                           [MEDIAX\123198.FS]-12

4.2 Sign Up Payment. MediaX shall pay WILLOWRUN a one-time payment of $1,500 no later than 10 days after signing of contract.

4.3a Payment & Accounting of Commissions. Commissions shall be paid by MediaX to WILLOWRUN on the earlier of (a) actual receipt of payment of an invoice by MediaX or (b) 90 days from the date of invoice. There shall be quarterly accounting and reconciliation of commissions and of any expenses in respect of Special Meetings as may be reasonably determined by time to time by the parties.

4.3b Options. MediaX agrees to grant WILLOWRUN a Common Stock Option, in the form and on the terms attached hereto as Schedule "B", to purchase 25,000 (twenty-five thousand) options under the MediaX non-qualifying stock option plan for shares of MediaX' common stock at a fair market value price per share and at a vesting schedule as further defined in Schedule "B". Any unvested options shall terminate in the event that the Agreement is terminated by either MediaX or WILLOWRUN under Section 6.2 hereunder by WILLOWRUN (but not by MediaX) under
Section 6.3 hereunder.

5.   RELATIONSHIP OF PARTIES

5.1 Independent Contractor. The relationship created by this Agreement is that of principal and selling agent. WILLOWRUN is an independent contractor and not an employee of MediaX. Save and except for the solicitation of purchase orders, WILLOWRUN and its staff or agents, shall not, without the prior written consent of MediaX, have any right or authority to create or assume any obligation of any kind whatsoever or make any warranty or representation on behalf of MediaX, or otherwise obligate or render MediaX liable in any manner whatsoever.

5.2 WILLOWRUN Indemnity. WILLOWRUN agrees to indemnify and hold MediaX and its employees and agents, harmless and to pay all losses, costs, damages and expenses, whatsoever, including reasonable attorney fees, which they, or any of hem, may sustain or incur on account of or arising from the acts, omissions and representations of WILLOWRUN and its employees and agents.

5.3 Media Indemnity. Media agrees to indemnify and hold WILLOWRUN and its employees and agents, harmless and to pay all losses, costs, damages and expenses, whatsoever, including reasonable attorney fees, which they, or any of them, may sustain or incur on account of infringement or alleged infringement of patent, trademarks, or trade names, resulting from the sale of the Products or arising on account of warrant claims or products liability matters.

6.   GENERAL

6.1 Notices. All notices relating to this Agreement shall be in writing and delivered via courier addressed to the appropriate party at the address of such party as set out on the first page of this Agreement, or to such other addresses as may be specified by one party to the other parties by notice in writing. Such notices shall be deemed to have been received by the party to whom it was given on the third business day following the sending thereof by courier.

6.2 Termination With Cause. Either MediaX or WILLOWRUN party may terminate this Agreement immediately by written notice in the event that the other becomes insolvent, files for bankruptcy or remains in material breach of this Agreement after the noted cure period. Upon written notification of a material breach, the breaching party shall have sixty (60) days to cure said breach.

6.3 Termination Without Cause. Either MediaX or WILLOWRUN may without cause terminate this Agreement on 90 days written notice.

6.4 Confidentiality. The parties shall maintain strict confidentiality of the other's business, financial, technical and marketing information and affairs.

6.5 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of California.

                                                           [MEDIAX\123198.FS]-12

6.6 Arbitration. Any controversy or claim arising out of or relating to this Agreement shall be resolved by arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association then in effect, and judgment upon the award rendered by the arbitrators in any such arbitration, including, without limitation, specific performance of this Agreement, may be entered in any federal or state court having jurisdiction thereof. The prevailing party in any such arbitration shall be entitled to recover from the other party in addition to all other relief, all reasonable costs and expenses actually incurred in connection with such arbitration.

6.7 Severability. If any one or more of the provisions contained in this Agreement should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby.

6.8 Further Assurances. The parties hereto shall with reasonable diligence do all such things and provide all such reasonable assurances as may be required to consummate the transactions contemplated hereby, and each party hereto shall provide such further documents or instruments required by the other party as may be reasonably necessary or desirable to effect the purpose of this Agreement.

6.9 Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto and supersedes all prior agreements, whether written or oral, made between the parties hereto, and there do no exist any representations, warranties, terms or conditions, expressed or implied, statutory or otherwise, and no agreements collateral hereto, other than as expressly set forth or referred to in this Agreement.

6.10 Enurement. This Agreement and each of the terms and provisions hereof shall enure to the benefit of and be binding upon the parties hereto and their respective heirs, executors, administrators, personal representatives, successors and permitted assigns; provided, however, that WILLOWRUN shall not be entitled to assign or delegate any of its rights or obligations hereunder without the prior written consent of MediaX.

6.11 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one an the same instrument


IN WITNESS WHEREOF the parties hereto have hereunto duly executed this Agreement as of the day and year first above written.

MediaX Corporation                      Willowrun

BY:  /s/  Nancy Poertner                By:  /s/  J. David Brow
     ------------------------                ----------------------------------
          Nancy Poertner,                         J. David Brow,
          President                               President

January 7, 1998                         January 2,1998

                                                           [MEDIAX\123198.FS]-12

                                  SCHEDULE "A"


                          COMMISSION RATE and TERRITORY

Commission Rate. MediaX shall pay WILLOWRUN, Inc., a commission equal to four and a half percent (4.5%) of all revenues received, net of returns, for sales within the territory, exclusive of any taxes, duties, shipping charges, and cost of goods that may appear on MediaX invoices to its customers.

Territory. The territory shall consist of all distribution, dealer, reseller (including Value Added Resellers, and catalogers), OEM (Original Equipment
Manufacturer), and ISP (Internet Service Provider) accounts in Canada on an exclusive basis.

                                                           [MEDIAX\123198.FS]-12

                                  SCHEDULE "B"

                               MediaX Corporation
                 8522 National Boulevard, Culver City, CA 90232

                                December 15, 1997

The option price granted to WILLOWRUN, to purchase twenty five thousand (25,000) shares of the $.01 par value common stock of MediaX at a fair market value option price that shall be equal to the closing price of the stock on the first day of this Agreement. The closing price of the common stock on December 1, 1997 was $0.87 per share, which shall be the fair market value option price. Said shares shall be fully tradable and are not subject to any restrictions whatsoever.

This Common Stock Option shall vest as follows:

5,000 shares on March 31, 1998 and as to 2,500 shares on each of July 1, 1998, October 1,1998, January 1, 1999, April 1, 1999, July 1, 1999, October 1, 1999,
January 1, 2000 and April 1, 2000.

In the event that the Software Representation Agreement dated December 24, 1997 (the "Agreement"), among WILLOWRUN Inc., is rightfully terminated by either
MediaX or WILLOWRUN  under  Section 6.2 of the  Agreement or by WILLOWRUN  under
Section 6.3 of the Agreement, then this Common Stock Option shall terminate with respect to the number of shares which have not vested as of the effective date of termination. In the event that the Agreement is terminated by MediaX under
Section 6.3 of the Agreement, then all unvested options shall fully vest one day prior to the effective termination date.

                                                           [MEDIAX\123198.FS]-12

                                  EXHIBIT 10.20

                       CONSULTING AGREEMENT WITH TIM WERRY

This Consulting agreement (the "Agreement") is made and entered into this 20th day of July 19, 1998, by and between Silhouette Investments Ltd., a British
Columbia corporation, Tim Werry (the "Consultant"), whose principal place of business is 4352 Bedford Rd., Kelowna, B.C., Canada, V1W 3C5 and MediaX Corporation (the "Client"), whose principal place of business is 8522 National Boulevard, Culver City, California 90232.

WHEREAS:

1. The Consultant is willing and capable of providing on a "best efforts" basis various consulting and financial public relations services for and on behalf of the client in connection with the Client's interactions with broker-dealers, shareholders and members of the general public.

2. The Client desires to retain the Consultant as an independent consultant and the Consultant desires to be retained in that capacity upon the terms and conditions hereinafter set forth.

NOW,  THEREFORE,   in  consideration  of  the  mutual  promises  and  agreements hereinafter set forth, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1. Consulting Services. The Client hereby retains the Consultant as an independent consultant to the client and the Consultant hereby accepts and agrees to such retention. The Consultant shall render to the Client such services of an advisory or consultative nature in order to inform the brokerage community, the Client's shareholders and the general public concerning financial public relations and promotional matters relating to the client and its business. It is the intention of the parties that the Consultant will gather all publicly-available information relating to the Client and confer with officers and directors of the Client in an effort to consolidate the information obtained into summary form for dissemination to interested parties. It is intended that the Consultant will then distribute such information concerning the Client to registered representatives of broker-dealers and other person(s) who the Consultant determines, in its sole discretion, are capable of effectively disseminating such information to the general public. The Consultant will not provide any investment advice or recommendations regarding the Client to anyone; rather, the Consultant will focus on contacting persons, generally via telephonic communications and person-to-person meetings, in order to familiarize them with information concerning the Client which the Consultant has collected and is otherwise available to the general public. Performance of the consulting services described herein shall be accomplished exclusively by the Consultant.

2. Time, Place and Manner of Performance. The Consultant shall be available for advice and counsel to the officers and directors of the Client at such reasonable and convenient times and places as may be mutually agreed upon. Except as aforesaid, the time, place and manner of performance of the services hereunder, including the amount of time to be allocated by the Consultant to any specific service, shall be determined in the sole discretion of the Consultant.

3. Term of Agreement. The term of this Agreement shall be, commencing July 21, 1998, and terminating July 31, 2000 subject, however, to prior termination as herein provided, and to a client initiated suspension of activities for up to six months. During any such suspension, payments under paragraph 4a and 4b below would also be suspended. All other dates in paragraph 4 would remain the same.

4. Compensation. In consideration of the services to be provided for the Client by the Consultant, the Client hereby agrees to compensate the consultant as follows:

     a. The Client agrees to issue the Consultant a registered stock option to purchase a total shares of one million of the Client's par value common stock as per exhibit "A" pursuant to the terms and conditions of a stock option agreement, a copy of which is attached hereto and incorporated herein by reference as exhibit "B".

     b. The Client agrees that for a period of one year after the date of this Agreement, it will cooperate, at its cost and expense, with the then holder(s) of the shares of common stock received by the Consultant and/or other person(s) pursuant to sub-paragraphs "c" "d" and "e" herein above, in preparing and signing, not more than once, any registration statement, offering circular, post-effective amendment or notification required in order to sell or transfer the aforesaid shares and will supply all information required therefor.

5. Expenses. The Client shall reimburse the Consultant on demand for all expenses and other disbursements, including but not limited to travel, entertainment, mailing, printing and postage, incurred by the Consultant on behalf of the Client in connection with the performance of the consulting services pursuant to this Agreement. Expenses and disbursements in excess of $200.00 shall have the Client's prior approval.

6. Termination. Notwithstanding any provision contained in this Agreement on the contrary, this Agreement may be terminated not prior to October 31, 1998 (three months after the date of this Agreement) by either party without cause upon thirty (30) days' prior written notice.

7. Work Product. It is agreed that, prior to public distribution, all information and materials produced for the Client shall be the property of the Consultant, free and clear of all claims thereto by the Client, and the Client shall retain no claim of authorship therein.

8. Disclosure of Information. The Consultant recognizes and acknowledges that it has and will have access to certain confidential information of the client and its affiliates that are valuable, special and unique assets and property of the Client and such affiliates. The Consultant will not, during or after the term of this Agreement, disclose, without the prior written consent or authorization of the Client, any of such information to any person, except to authorized representatives of the Consultant or its affiliates, for any reason or purpose whatsoever. In this regard, the Client agrees that such authorization or consent to disclosure may be conditioned upon the disclosure being made pursuant to a secrecy agreement, protective order, provision of statute, rule, regulation or procedure under which the confidentiality of the information is maintained in the hands of the person to whom the information is to be disclosed or in compliance with the terms of a judicial order or administrative process.

9. Nature of Relationship. It is understood and acknowledged by the parties that the Consultant is being retained by the Client in an independent capacity and that in this connection, the Consultant hereby agrees, except as provided in paragraph 4, herein above or unless the Client shall have otherwise consented in writing, not to enter into any agreement or incur any obligation on behalf of the Client.

10. Conflict of Interest. The Consultant shall be free to perform services for other persons. The Consultant will notify the client of its performance of consulting services for any other person which could conflict with its obligations under this Agreement. Upon receiving such notice, the Client may terminate this Agreement or consent to the Consultant's outside consulting activities; failure to terminate this Agreement shall constitute the Client's ongoing consent to the Consultant's outside consulting activities.

11. Indemnification for Securities Law Violations. The Client agrees to indemnify and hold harmless the consultant and each officer, director and controlling person of the Consultant against any losses, claims, damages, liabilities and/or expenses (including any legal or other expenses reasonably incurred in investigating or defending any action or claim in respect thereof) to which the Consultant or such officer, director or controlling person may become subject under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, because of actions of the Client or its agent(s).

12. Notices. Any notices required or permitted to be given under this Agreement shall be sufficient if in writing and delivered or sent by registered or certified mail to the principal office of each party.

13. Waiver of Breach. An waiver by the Consultant of a breach of any provision of this Agreement by the Client shall not operate or be construed as a waiver of any subsequent breach by the Client.

14. Assignment. This Agreement and the rights and obligations of the parties hereunder shall inure to the benefit of and shall be binding upon their successors and assigns.

15. Applicable Law. It is the intention of the parties hereto that this Agreement and the performance hereunder and all suits and special proceedings hereunder be construed in accordance with and under and pursuant to the laws of the State of Colorado and that in any action, special proceeding or other proceeding that may be brought arising out of, in connection with or by reason of this Agreement, the laws of the State of Colorado shall be applicable and shall govern to the exclusion of the law of any other forum, without regard to the jurisdiction in which any action or special proceeding may be instituted.

16. Severability. All agreements and covenants contained herein are severable, and in the event any of them shall be held to be invalid by any competent court, the Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein.

17. Entire Agreement. This Agreement constitutes and embodies the entire understanding and agreement of the parties and supersedes and replaces all prior understandings, agreements and negotiations between the parties.

18. Waiver and Modification. Any waiver, alteration or modification of any of the provisions of this Agreement shall be valid only if made in writing and signed by the parties hereto. Each party hereto, from time to time, may waive any of its rights hereunder without effecting a waiver with respect to any subsequent occurrences or transactions hereof.

19. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original but both of which taken together shall constitute but one and the same document.

IN WITNESS WHEREOF, the parties hereto have duly executed and delivered this agreement as of the day and year first above written.

CONSULTANT:                             CLIENT:

Silhouette Investments Ltd.

/s/  Tim Werry                          /s/  MediaX Corporation
-----------------------------           ---------------------------------------
     Tim Werry, President                    MediaX Corporation

                                  Exhibit "A"

Grant to purchase the following stock options as per the contract above:

500K options @ $0.25                      Option expires October 31, 1998
250K options @ $0.30                      Option expires January 31, 1999
250K options @ $0.40                      Option expires April 31, 1999

                                  EXHIBIT 10.21

                   AGREEMENT WITH BUSINESS NEWS NETWORK, INC.

VIA FACSIMILE:                                           Monday, March 22, 1999

Rainer Poertner
Chairman
MediaX Corporation
8522 National Boulevard, #110
Culver City, California 90232

         Re:      Agreement for Purchase of Advertising Time

Dear Mr. Poertner:

         This letter will serve as certification and evidence of the transfer to MediaX Corporation ("Corporation") by Intram Investment Co. and Granite Securities Corp. of an advertising credit (the "Credit") in the aggregate amount of one million dollars ($1,000,000), effective as of the date first written above and intended for the purchase of advertising time on the broadcast of the Business News Network (the "Network"). The Credit may only be used to purchase advertising time on the Network and can not be converted into cash or utilized other than for the purchase of advertising time on the Network. In consideration of the transfer to Corporation of the Credit, Corporation will issue to Intram Investment Co. (Tax ID# 13-1333178) and Granite Securities Corp. (Tax ID# 13-2617857) an aggregate of two hundred thousand (200,000) shares of its common stock by issuing to each a certificate for one hundred thousand (100,000) shares. The certificates evidencing ownership of such shares shall be delivered to Intram Investment Co. and Granite Securities Corp. prior to the commencement of any advertising activities under this agreement and no later than ten business days following the date first written above.

         As additional consideration for the Credit, Corporation shall grant Intram Investment Co. and Granite Securities Corp. each an option to purchase fifty thousand (50,000) shares of the Corporation's common stock (an aggregate of one hundred thousand (100,000) shares), at an exercise price of $6.50 per share prepaid in cash at the time of exercise. The Option shall vest at the same rate pro rata as the Credit utilized by Corporation, but no sooner than the first anniversary of this agreement and any unused portion of the Option shall expire one year from the last date the Credit was fully utilized by Corporation, but no later than two years from the anniversary of this agreement.

         The Corporation may utilize the Credit for advertising time to be broadcast any time prior to 12:00 a.m. EST on the third anniversary of this agreement, subject to availability of the desired advertising spots and subject to BNN's right to sell any spot for cash; and provided, that, to the extent at least one third of the Credit is not utilized by the second anniversary of this agreement, that portion of the Credit will expire and further, provided, that BNN may refuse to provide advertising time representing a conversion of more than one tenth of the original Credit in a single calendar month. The conversion of the Credit to advertising time shall be made based on a per spot conversion price of four hundred dollars ($400) where a "spot" shall mean one minute of advertising time. BNN may in its good faith discretion refuse to broadcast any advertising content of Corporation's if such content is deemed to be offensive or otherwise inappropriate for broadcast by BNN.

         Corporation's rights under this agreement may not be assigned without the written consent of BNN. This Agreement represents the entire understanding of the parties and may be modified by a writing signed by the parties.


                       10 FAWN LANE, HAVERFORD, PA 19041
              TELEPHONE (610) 526-9347 * FACSIMILE (610) 526-9345

MediaX Corporation                                               March 22, 1999
                                                                         Page 2

         Upon  execution  this  agreement  shall  supercede  all prior  terms of
agreement   regarding   this   advertising   credit   transfer,   including  the
Corporation's letter of agreement dated February 17, 1999.

         The signature made in closing below shall evidence BNN's acceptance of and intent to be bound by the foregoing, with the further intent that all others may rely thereupon. Please have Corporation execute this Agreement in the space provided.

         We at BNN are pleased to provide you with this asset and anticipate providing you with even greater value upon its conversion to an advertising campaign.

                                        Very truly yours,

                                        /s/  Michael B. Pisani
                                        ---------------------------------------
                                             Michael B. Pisani

Agreed to and accepted on this 22nd day of March, 1999, with the Intent to be bound by the foregoing and with the further Intent that all others may rely thereupon

CORPORATION:
MediaX Corporation

By   /s/  Rainer Poertner
     ------------------------
          Rainer Poertner

Its       Chairman

                      EXHIBIT 27 - FINANCIAL DATA SCHEDULE

This schedule contains summary financial information extracted from the balance sheets and statement of operations found on pages F-2 and F-5 of the Company's Form 10-KSB for the fiscal year ended December 31, 1997, and is qualified in its entirety by reference to such financial statements.