Form 10QSB
period 1999-03-31
MEDIAX CORP
filed 1999-05-17
CIK 849291

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Quarter ended: March 31, 1999
                           Commission File No. 0-23780

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

The aggregate market value of the Issuer's Common Stock, $.0001 Par Value, held by non-affiliates of the Issuer, based on the closing sale price of the Common Stock on April 30, 1999 as reported on the OTC Bulletin Board, was approximately $17,905,000.

As of April 30, 1999 there were 5,407,375 shares of the Issuer's Common Stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                      [MEDIAX\10Q:10Q0399.doc]-4

                               MEDIAX CORPORATION
                                   FORM 10-QSB

                                                                            Page

                                     PART I

Item 1.   Financial Statements

          Condensed Balance Sheet as of March 31, 1999 (unaudited) ........2

          Condensed Statements of Operations for the Three Months Ended
          March 31, 1999 and 1998 (unaudited) .............................3

          Condensed Statements of Cash Flows for the Three Months Ended
          March 31, 1999 and 1998 (unaudited) .............................4

          Notes to Condensed Financial Statements .........................5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................6

                                     PART II

Item 1.   Legal Proceedings ...............................................10

Item 2.   Changes In Securities ...........................................10

Item 3.   Defaults Upon Senior Securities .................................10

Item 4.   Submission of Matters to a Vote of Security Holders .............10

Item 5.   Other Information ...............................................10

Item 6.   Exhibits And Reports On Form 8-K ................................10

          Signatures ......................................................12

                                                      [MEDIAX\10Q:10Q0398.doc]-4


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                       Condensed Balance Sheet (Unaudited)

                                                                                             March 31,
ASSETS                                                                                         1999
                                                                                     --------------------

Current assets:
   Cash and cash equivalents                                                          $             10,279
   Accounts receivable, net                                                                         81,959
   Inventories                                                                                      92,126
   Prepaid advertising costs                                                                     1,100,000
   Other prepaid expenses                                                                           11,098
                                                                                      --------------------
          Total current assets                                                                   1,295,462

Property and equipment
 Computers and office equipment                                                                    230,630
 Software                                                                                          162,272
 Furniture and fixtures                                                                             19,859
                                                                                      --------------------
                                                                                                   412,761
  Less: accumulated depreciation                                                                  (241,194)
                                                                                                   171,565

Other assets
 Note and interest receivable - officer                                                             112,830
 Deferred software development costs                                                                105,238
 Intangible assets                                                                                  217,479
 Organization costs, net                                                                              1,105
 Deposits and other assets                                                                           10,564
                                                                                      ---------------------
                                                                                                    447,216
                                                                                                  1,914,243

LIABILITIES AND STOCKHOLDERS= EQUITY (DEFICIT)
Current liabilities:
 Convertible debentures payable                                                                   1,134,476
 Accounts payable - trade                                                                           237,119
 Accrued expenses                                                                                    16,878
 Loans payable                                                                                        7,542
 Subscriptions                                                                                      322,250
                                                                                      ---------------------
                                                                                                  1,718,265

Commitments, contingency and subsequent events                                                          --

Stockholders' equity (deficit)
 Preferred stock, $.0001 par value per shares; 1,000,000 shares
   authorized and no shares issued                                                                       --
Common stock, $.0001 par value per share; 7,500,000 shares
   authorized; 4,275,375 shares issued and outstanding                                                  427
 Additional paid-in capital                                                                       5,672,001
 Deficit accumulated during the development stage                                                (5,476,450)
                                                                                      ----------------------
                                                                                                    195,978
                                                                                      $            1,914,243
                                                                                      ======================

    The accompanying notes are an integral part of this condensed financial statement.

                                                      [MEDIAX\10Q:10Q0398.doc]-4


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                               For the Quarter Ended
                                                                                     March 31,


                                                                           1999                    1998
                                                                 ------------------------ -----------------------

Sales/Cost of sales
      Sales                                                       $               40,994  $               266,122
      Less Allowances for returns                                                      --                  71,514
                                                                  ----------------------- -----------------------
         Net sales                                                                 40,994                 194,608
      Cost of sales                                                                34,860                 140,611
                                                                  ----------------------- -----------------------
      Gross profit                                                                 6,134                   53,997

Operating expenses
      Amortization and depreciation                                               11,821                   14,529
      Professional, legal and accounting services                                 98,934                  113,355
      Publicity and promotion                                                     28,655                  237,501
      Rent and utilities                                                          28,299                   30,255
      Salaries                                                                   169,409                  118,706
      Selling, general and administrative                                         73,965                   75,862
                                                                  ----------------------- -----------------------
                                                                                 411,083                  590,208

OTHER INCOME (EXPENSES)
      Interest income                                                              1,060                    2,579
      Interest expense                                                           (31,299)                 (21,123)
      Other (loss) income                                                             --                   (2,093)
                                                                  ----------------------  ------------------------
                                                                                 (30,239)                 (20,637)
                                                                  ----------------------- ------------------------

Net loss                                                                       $(435,188)              $ (556,848)
                                                                  ======================= ========================

Basic and diluted weighted average number of
 common shares                                                                 3,747,553                1,598,045
                                                                  ======================  ========================

Basic and diluted net loss per common share                       $                 (.12) $                  (.34)
                                                                  ======================= ========================

               The accompanying notes are an integral part of this
                         condensed financial statement.

                                                      [MEDIAX\10Q:10Q0398.doc]-4


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                 Condensed Statements of Cash Flows (Unaudited)

                                                                                         For the Quarter Ended
                                                                                               March 31,
                                                                               ----------------------------------------

                                                                                       1999                 1998
                                                                               -------------------- --------------------

Cash Flows from Operating Activities
 Net income (loss)                                                             $          (435,188) $          (556,848)
 Adjustments to reconcile to net cash provided by operating
   activities:
      Amortization and depreciation                                                         11,821               14,529
 Changes in assets and liabilities
    (Increase) in accounts receivable                                                       (5,151)            (260,637)
    Decrease  in prepaid expense                                                            19,227                   --
    Decrease (increase) in inventories                                                         637              (13,316)
    (Increase) decrease in other assets                                                     (1,000)              23,892
    Decrease (increase) in accounts payable - trade                                        (55,733)              45,915
    Increase in accrued and other expenses                                                   8,402              150,753
    Increase in product reserve                                                                 --               64,906
                                                                               -------------------  --------------------

      Net cash (used) by operating activities                                             (456,985)            (530,806)
                                                                               -------------------- --------------------

Cash Flows from Investing Activities:

   Acquisition of intangible assets                                                       (115,192)                 --
   Purchase of fixed assets                                                                 (7,266)             (4,172)
                                                                               -------------------- --------------------

      Net cash (used) by investing activities                                             (122,458)             (4,172)
                                                                               -------------------- --------------------

Cash Flow from Financing Activities:
   Principal payments on capital lease                                                          --              (1,086)
   Net proceeds from sale of stock to private investors                                    897,750             200,000
   Payments on notes payable                                                              (319,616)             (6,225)
   Proceeds received from issuance of notes payable and
     convertible debentures                                                                (10,637)
   Proceeds received from subscriptions payable                                              2,250                  --
                                                                               -------------------- --------------------

      Net cash provided by financing activities                                            569,747             192,689
                                                                               -------------------- --------------------

Increase (decrease) in cash and cash equivalents                                            (9,696)           (342,289)

Cash and cash equivalents, beginning of period                                              19,975             392,673
                                                                               -------------------- --------------------

Cash and cash equivalents, end of period                                       $            10,279  $           50,384
                                                                               ==================== ==================

Supplemental Disclosures of Cash Flow information:
    No cash was paid during the quarter for income taxes or interest

               The accompanying notes are an integral part of this
                         condensed financial statement.

                                                      [MEDIAX\10Q:10Q0398.doc]-4

                               MEDIAX CORPORATION
                          Notes to Financial Statements
                                 March 31, 1999

Note 1:   BASIS OF PRESENTATION

The condensed financial statements of MediaX Corporation (the "Company") for the three months ended March 31, 1998 and 1999 are unaudited and reflect all adjustments, consisting of normal recurring adjustments as well as additional adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.

Note 2:   NET EARNINGS (LOSS) PER SHARE

Net earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents have been excluded from the computation for the three months ended March 31, 1999 and 1998, loss periods, as their inclusion would be anti-dilutive.

Note 3:   GOING CONCERN

The Company has experienced recurring net losses and has limited liquid resources. Management's intent is to increase the Company's sales and continue searching for additional sources of capital. In the interim, the Company will continue operating with minimal overhead and administrative functions will be provided by key employees and consultants, some of whom are compensated primarily in the form of the Company's common stock. The Company may need to utilize its common stock to fund its operations through fiscal 1999. Accordingly, the accompanying condensed financial statements have been presented under the assumption the Company will continue as a going concern.

Note 4:   OTHER TRANSACTIONS

In February of 1999, a financial and a legal compliance specialist were each given 10,000 shares of stock in exchange for services rendered and two investment advisors were given 190,000 shares for services rendered.

On March 1, 1999 the investor holding the convertible subordinated debenture, herein, elected to convert $350,000 of note principal into 200,000 shares of the Company's common stock and the debenture holder exercised an option to purchase 20,000 shares at $1.00 each.

During March 1999, the Company entered into an agreement with a media service provider to acquire 1 million dollars of advertising credit in exchange for 200,000 restricted shares of the Company's common stock. As of the date of this Report, the Company has not utilized any of the media credits.

During the first quarter of 1999, the Company sold 210,000 shares to accredited unrelated investors for proceeds of $221,500 and issued 1,055,000 shares of stock pursuant to warrant conversions for proceeds of $306,250.

Note 5:   SUBSEQUENT EVENTS

On April 20, 1999, the Company entered into a letter of intent with an unrelated investment bank whereby the investment banker will be the exclusive agent for the private placement of up to $5,000,000 of restricted securities of the Company.

                                                      [MEDIAX\10Q:10Q0398.doc]-4

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

RESULTS OF OPERATIONS

         Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         The Company's net sales for the three months ended March 31, 1999 was $40,994 as compared to $194,608 for the same quarter last year, resulting in a decrease of $153,614 or 79%. The change is primarily attributable to a change in sales mix and the early stages of the Company's Internet business.

                                                      [MEDIAX\10Q:10Q0398.doc]-4

         The Company's cost of sales for the three months ended March 31, 1999 was $34,860 as compared to $140,611 for the same quarter last year, resulting in an decrease of $105,751 or 75%. The decrease in cost of sales is again, primarily attributable to a change in sales mix and the early stages of the Company's Internet business.

      The Company's total amortization and depreciation for the three months ended March 31, 1999 was $11,821as compared to $14,529 for the comparable period last year. The decrease is attributable to having more fully depreciated assets during the current quarter over the same quarter last year.

      The Company's professional, legal and accounting services were $98,934 for the three months ended March 31, 1999, as compared to $113,355 for the same quarter last year. The change is primarily attributable to fewer services provided by consultants under professional advisory and management agreements over the same period last year.

      The Company's publicity and promotion expenses for the three months ended March 31, 1999 were $28,655 as compared to $237,501 for the same quarter last year. The change is directly related to the utilization of prepaid advertising during the three months ended March 31, 1998. There was no such advertising during the current three months ended March 31, 1999.

      The Company's rent and utilities for the three months ended March 31, 1999 was $28,299 as compared to $30,255 for the same quarter last year. The small change is a result of the newly renewed leases of the Company's premises offset by a small decrease in utilities during the current quarter over the same quarter last year.

         The  Company's  salaries  for the three  months  ended  March 31,  1999 increased to $169,409 from $118,706 from the same quarter last year. The increase is attributable to increases in insurance premiums, additional employees and salary increases which includes provisional increases in the Company's agreements with its executive officers. However, the Company or the officers have not elected to exercise their right to the salary increase for the final year term.

         The Company's selling, general and administrative expenses for the three months ended March 31, 1999 decreased to $73,965 from $75,862 from the same quarter last year. There was no significant change in the Company's overall operations.

      The Company's net loss for the three months ended March 31, 1998 was $435,188 as compared to $556,848 for the same quarter last year. The improvement of $121,660 is primarily attributable to a decrease in publicity and promotion expenses, a decrease in professional, legal and accounting services and a partially offsetting increase in salaries.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had negative working capital of $422,803 as compared to $1,773,728 at December 31, 1998. The decrease in negative working capital is attributable to the Company acquiring prepaid advertising credits in the amount of $1 million, partially offset by payments of current liabilities for on-going operations during the quarter ended March 31, 1999.

         The Company's success and ongoing financial viability is contingent upon the success of its new e-commerce model, interactive satellite distribution, the licensing of "Big Brother" and the generation of related cash flows.

         The Company evaluates its liquidity and capital needs on a continuous basis and based on the Company's requirements and capital market conditions may, from time to time, raise working capital through additional debt or equity financing (discussed below). There is no assurance that such financing will be available in the future to meet additional capital needs of the Company, or as to the terms or conditions of any such financing that is available. Should there be any significant delays in the release of new products, or lack of acceptance in the marketplace for such products if released, or the Company's working capital needs otherwise exceed its resources, the adverse consequences would be severe. The generation of the Company's current growth and the expansion of the Company's current business involve significant financial risk and require significant capital investment.

                                                      [MEDIAX\10Q:10Q0398.doc]-4

      The Company hopes to raise up to an additional $5 million through private placements of it's common stock to provide working capital for the Company's planned business activities. On April 20, 1999, the Company entered into a letter of intent with an unrelated investment banker whereby the investment banker will be the exclusive agent for the private placement of up to $5,000,000 of restricted securities of the Company. The success, or lack thereof, of this additional funding may have a material impact on the future of the Company. Similarly, the lack of sufficient sales of the Company's products will have a material impact on the future of the Company.

      As of the date of this Report, the Company had no material commitments for capital expenditures.

CASH FLOWS

      Cash used by operating activities was $456,985 for the three months ended March 31, 1999 as compared to $530,806 for the comparable period last year. The change is primarily attributable to the decrease in operating net loss and decrease in payables over the same period last year.

      Cash used in investing activities was $122,458 for the three months ended March 31, 1999 as compared to $4,172 for the comparable period last year. The change is primarily attributable to acquiring intangible assets during the current quarter ended March 31, 1999. There was no such acquisition during the same period last year.

      Cash provided by financing activities was $569,747 for the three months ended March 31, 1999 as compared to $192,689 for the comparable period last year. The change is primarily attributable to having larger private placements during the quarter ended March 31, 1999 over the same period last year.

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

                                                      [MEDIAX\10Q:10Q0398.doc]-4

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

On March 1, 1999 the investor holding the convertible subordinated debenture, herein, elected to convert $350,000 of note principal into 200,000 shares of the Company's common stock and the debenture holder exercised an option to purchase 20,000 shares at $1.00 each.

During March 1999, the Company entered into an agreement with a media service provider to acquire 1 million dollars of advertising credit in exchange for 200,000 restricted shares of the Company's common stock. As of the date of this Report, the Company has not utilized any of the media credits.

During the first quarter of 1999, the Company sold 210,000 shares to accredited unrelated investors for proceeds of $221,500 and issued 1,055,000 shares of stock pursuant to warrant conversions for proceeds of $306,250.

      Exemption from registration under the Securities Act of 1933, as amended (the ?Act@), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      None.

ITEM 5.   OTHER TRANSACTIONS

      None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) 3.   EXHIBITS.

               NUMBER    DESCRIPTION                   LOCATION
               ------    -----------------------       --------------

               27        Financial Data Schedule       Filed herewith
                                                       electronically

      (b) REPORTS ON FORM 8-K. No Reports on Form 8-K were filed during the fourth quarter of the Company's fiscal quarter ended March 31, 1999.

                                                      [MEDIAX\10Q:10Q0398.doc]-4

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     May 13, 1999                  MEDIAX CORPORATION

                                        By:  /s/  Nancy Poertner, President
                                             ----------------------------------
                                                  Nancy Poertner, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                    Date

/s/  Nancy Poertner           President, Secretary     May 13, 1999
------------------------
     Nancy Poertner

/s/  Rainer Poertner          Director                 May 13, 1999
------------------------
     Rainer Poertner

/s/  Matthew MacLaurin        Executive V.P. and       May 13, 1999
------------------------      Director
     Matthew MacLaurin

/s/  Jacqueline Cabellon      Controller               May 13, 1999
------------------------      {Principal Accounting
     Jacqueline Cabellon       Officer)

                                                      [MEDIAX\10Q:10Q0398.doc]-4