Form 10QSB
period 1999-06-30
MEDIAX CORP
filed 1999-08-16
CIK 849291

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Quarter ended: June 30, 1999
                           Commission File No. 0-23780

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

The aggregate market value of the Issuer's Common Stock, $.0001 Par Value, held by non-affiliates of the Issuer, based on the closing sale price of the Common Stock on July 31,1999 as reported on the OTC Bulletin Board, was approximately $20,996,423.

As of July 31, 1999 there were 5,995,042 shares of the Issuer's Common Stock, $.0001 Par Value, outstanding.

                                                      [MEDIAX\10Q:10Q0699.doc]-8

                               MEDIAX CORPORATION
                                   FORM 10-QSB

                                                                            Page

                                     PART I



Item 1.   Financial Statements

          Condensed Balance Sheet as of June 30, 1999 (unaudited)..........2

          Condensed Statements of Operations for the Three and Six Months
          Ended June 30, 1999 and 1998 (unaudited) ........................3

          Condensed Statements of Cash Flows for the Six Months Ended
          June 30, 1999 and 1998 (unaudited)...............................5

          Notes to Condensed Financial Statements..........................6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .......................................7

                                     PART II

Item 1.   Legal Proceedings................................................11

Item 2.   Changes In Securities............................................11

Item 3.   Defaults Upon Senior Securities..................................11

Item 4.   Submission of Matters to a Vote of Security Holders..............11

Item 5.   Other Information................................................11

Item 6.   Exhibits And Reports On Form 8-K.................................11

          Signatures.......................................................12

                                                      [MEDIAX\10Q:10Q0699.doc]-8


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                       Condensed Balance Sheet (Unaudited)

                                                                                              June 30,
                                                                                                1999
                                                                                      ---------------------

ASSETS

Current assets
   Cash and cash equivalents                                                          $              79,840
   Accounts receivable, net                                                                          75,410
   Inventories                                                                                       91,675
   Prepaid advertising costs                                                                      1,100,000
   Other prepaid expenses                                                                            11,839
                                                                                      ----------------------
          Total current assets                                                                    1,358,764

Property and equipment
 Computers and office equipment                                                                     243,515
 Software                                                                                           162,272
 Furniture and fixtures                                                                              19,859
                                                                                      ----------------------
                                                                                                    425,646
  Less: accumulated depreciation                                                                   (252,599)
                                                                                                    173,047

Other assets
 Note and interest receivable - officer                                                             113,830
 Deferred software development costs                                                                302,247
 License agreement and trademark                                                                    102,288
 Organization costs, net                                                                                869
 Deposits and other assets                                                                           10,564
                                                                                     -----------------------
                                                                                                    529,798
                                                                                     $            2,061,609

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
 Convertible debentures payable                                                      $            1,172,467
 Accrued expenses                                                                                    18,482
 Accounts payable - trade                                                                           129,491
 Subscriptions                                                                                      329,993
                                                                                      ---------------------
                                                                                                  1,650,433

Commitments, contingency and subsequent events                                                           --

Stockholders' equity (deficit)
 Preferred stock, $.0001 par value per shares; 10,000,000 shares
   authorized and no shares issued                                                                       --
Common stock, $.0001 par value per share; 7,500,000 shares
   authorized; 5,879,042shares issued and outstanding                                                   588
 Additional paid-in capital                                                                       6,354,099
 Deficit accumulated during the development stage                                                (5,943,511)
                                                                                      ----------------------
                                                                                                    411,176
                                                                                      $           2,061,609

    The accompanying notes are an integral part of this condensed statement.

                                                      [MEDIAX\10Q:10Q0699.doc]-8


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                            For the Three Months Ended
                                                                                     June 30,
                                                                  -----------------------------------------------

                                                                           1999                    1998
                                                                  ----------------------- -----------------------


Sales/Cost of sales
      Sales                                                       $               11,056  $               57,678
      Allowances for returns                                                          --                 (44,769)
      Cost of sales                                                              (47,527)               (125,242)
                                                                  ----------------------- -----------------------
      Gross profit                                                               (36,471)               (112,333)

Operating Expenses
      Amortization and depreciation                                               11,433                  44,637
      Professional, legal and accounting services                                 62,107                  69,819
      Marketing and selling                                                       28,438                 661,811
      Rent and utilities                                                          30,530                  24,608
      Salaries                                                                   187,920                 141,453
      General and administrative                                                  73,308                  67,253
                                                                  ------------------------ ----------------------
                                                                                 393,736               1,009,581

Other Income (Expenses)
      Interest income                                                              1,000                  1,675
      Interest expense                                                           (37,858)               (26,087)
      Other (loss) income                                                             --                     --
                                                                  ------------------------ ----------------------
                                                                                 (36,858)               (24,412)
                                                                  ------------------------ ----------------------

Net loss                                                           $            (467,065)  $         (1,146,326)
                                                                  ======================== ======================

Basic and diluted weighted average number of
 common shares                                                                 5,162,815              1,700,265
                                                                  ======================== ======================

Basic and diluted net loss per common share                        $                (.09)  $               (.67)
                                                                  ======================== ======================


    The accompanying notes are an integral part of this condensed statement.

                                                      [MEDIAX\10Q:10Q0699.doc]-8


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                             For the Six Months Ended
                                                                                     June 30,


                                                                           1999                    1998
                                                                  -----------------------  ------------------

Sales/Cost of sales
      Sales                                                       $                52,050  $       323,800
      Allowances for returns                                                           --        (116,282)
      Cost of sales                                                               (83,965)       (278,754)
                                                                  ------------------------ ------------------
      Gross profit                                                                (31,915)        (71,236)

Operating Expenses
      Amortization and depreciation                                                23,253          59,166
      Professional, legal and accounting services                                 164,208         132,147
      Marketing and selling                                                        57,799         899,417
      Rent and utilities                                                           58,829          56,236
      Salaries                                                                    357,754         260,159
      General and administrative                                                  141,393         179,829
                                                                  ----------------------- -------------------
                                                                                  803,236       1,586,954

Other Income (Expenses)
      Interest income                                                               2,060           4,254
      Interest expense                                                            (69,157)        (47,210)
      Other (loss) income                                                              --          (2,093)
                                                                  ----------------------- -------------------
                                                                                  (67,097)        (45,049)
                                                                  ----------------------- -------------------
Net loss                                                          $              (902,248)$    (1,703,239)
                                                                  ======================= ===================

Basic and diluted weighted average number of                                    4,624,440       1,659,175
 common shares                                                    ======================= ===================

Basic and diluted net loss per common share                       $                 (.20) $         (1.03)
                                                                  ======================= ===================

    The accompanying notes are an integral part of this condensed statement.

                                                      [MEDIAX\10Q:10Q0699.doc]-8


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                 Condensed Statements of Cash Flows (Unaudited)

                                                                                           For the Six Ended
                                                                                               June 30,


                                                                                       1999                 1998
                                                                               -------------------- -------------------

Cash Flows from Operating Activities
 Net income (loss)                                                                $       (902,248) $       (1,703,239)
 Adjustments to reconcile to net cash provided by operating
   activities:
      Amortization and depreciation                                                         23,253              59,165
 Changes in assets and liabilities
   Decrease (Increase)  in accounts receivable                                               1,398            (307,432)
    Decrease in prepaid expense                                                             18,486             530,121
    Decrease (Increase) in inventories                                                       1,088             (12,829)
    (Increase) in note and interest receivable - officer                                    (2,000)             (2,000)
     (Increase) in deposits and other assets                                                     -              (3,115)
    (Decrease)Increase  in accounts payable - trade                                       (163,361)             99,614
    (Decrease) in accounts payable - related parties                                            --             (19,853)
    Increase in accrued and other expenses                                                  10,006             159,140
    Increase in product refund reserve                                                          --             116,282
                                                                               -------------------- --------------------

      Net cash (used) by operating activities                                           (1,013,378)         (1,084,146)
                                                                               -------------------- --------------------

Cash Flows from Investing Activities
   Deferred software development costs                                                    (196,803)                 --
   Purchase of fixed assets                                                                (20,151)             (6,330)
                                                                               -------------------- --------------------

      Net cash (used) provided by investing activities                                    (216,954)             (6,330)
                                                                               -------------------- --------------------

Cash Flow from Financing Activities
   Principal payments on capital lease                                                           -              (2,546)
   Stock subscriptions payable                                                               9,993                  --
   Net proceeds from sale of stock to private investors                                  1,230,008             500,000
   Payments on notes payable                                                               (18,179)            (14,468)
   Proceeds received from issuance of notes payable and
     convertible debentures                                                                 68,375             346,094
                                                                               -------------------- --------------------

      Net cash provided by financing activities                                          1,290,197             829,080
                                                                               -------------------- --------------------

 Increase (Decrease) in cash and cash equivalents                                           59,865            (261,396)

Cash and cash equivalents, beginning of period                                              19,975             392,673
                                                                               -------------------- --------------------

Cash and cash equivalents, end of period                                       $            79,840  $          131,277
                                                                               ==================== ====================

    The accompanying notes are an integral part of this condensed statement.

                                                      [MEDIAX\10Q:10Q0699.doc]-8

                               MEDIAX CORPORATION
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements

Note 1:  BASIS OF PRESENTATION

     The condensed financial statements of MediaX Corporation (the "Company") for the three and six months ended June 30, 1999 are unaudited and reflect all adjustments, consisting of normal recurring adjustments as well as additional adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.

Note 2:   NET EARNINGS (LOSS) PER SHARE

     Net earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents have been excluded from the computation for the three and six months ended June 30, 1999, loss periods, as their inclusion would be anti-dilutive.

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

Note 4:    OTHER TRANSACTIONS

      During the second quarter of 1999, the Company sold 130,000 common shares to accredited unrelated investors for proceeds of $200,000, issued 483,667common shares of stock pursuant to warrant conversions for proceeds of $102,257 and issued 120,000 shares of stock pursuant to the exercise of certain stock options for proceeds of $ 336,000.

      In April of 1999, the Company issued 790,000 shares of common stock to an unrelated consulting firm to provide investor communications and public relations for a term of one year ending on March 21, 2000. The Company issued 80,000 shares of common stock to unrelated investors for services rendered.

Note 5:    RECLASSIFICATION

      The 1998 balances have been reclassified to conform with the 1999 balances where appropriate.

Note 6:    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      There was no cash paid during the six months ended June 30, 1999, for income taxes or interest.

      During the six months ended June 30, 1999, $350,000 of subordinated convertible debt was converted into 200,000 shares of the Company's common stock.

                                                      [MEDIAX\10Q:10Q0699.doc]-8

      During the six months ended June 30, 1999, the Company entered into an agreement with a media service provider to acquire $1 million dollars of advertising credit in exchange for 200,000 restricted shares of the Company's common stock.

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

NEW BUSINESS PLAN

      The Company designs and hosts high-value celebrity web sites such as rodstewartlive.com and divinemusik.com and others. The web site entertainment content includes live-chats, on-line shopping for artist specific merchandise and the production of Internet events such as live concerts that are globally broadcast on the Internet. The Company has established strategic relationships with companies like Microsoft, RealNetworks, Broadcast.com, AOL, Yahoo! and others for this purpose. In February 1999, the Company initiated amuZnet.com, an e-commerce site offering more than 265,000 entertainment titles on CDs, DVDs and Videos by major record labels and studios and over 4,000 independent music labels for purchase on-line. The Company purposely directs the high-traffic generated by the celebrity web sites through amuZnet.com with a simple link. This site is constantly updated and developed into a "destination site" serving increasing revenue streams through its e-commerce model.

      With this structure the Company is positioned to provide a unique entertainment and on-line shopping experience available on the Internet today. The celebrity web sites provide entertainment content, unique global events and merchandise, while threading the high traffic generated through to the Company's central e-commerce site, amuZnet.com, and finally channeling the traffic through it's interactive satellite channel in cooperation with EchoStar Satellite Corporation ("EchoStar").

                                                      [MEDIAX\10Q:10Q0699.doc]-8

      The Company is currently in the process of programming its content for use on the Interactive Satellite system and has signed and is continuing to negotiate consulting agreements with several well-established Hollywood producers and agencies for the acquisition of content. This new business plan leverages the high visibility of the Company's artists, expects to overcome the bandwidth issues currently existing on the Internet and expects to take advantage of the already existing promotion through record and film companies to channel traffic to amuZnet.com, thus reducing marketing and public relations costs that the Company's competition is currently forced to bear to keep bringing traffic to their web sites.

   The Company expects that the model currently in development for EchoStar will be transferable to a cable company and can be applied to the emerging DSL systems subscriber base without significant technological changes. Most recently, during the second quarter of 1999, EchoStar at NAB in Las Vegas had presented a demonstration of MediaX's EchoStar content.

      Although the presentation by EchoStar is promissing, there can be no assurance that the Company will achieve its objectives or successfully implement it's new business plan, however, both the Company and it's strategic partners believe in the fundamentals of the new business plan.

RESULTS OF OPERATIONS

     Three  Months  Ended June 30, 1999  Compared to Three Months Ended June 30,
1998

      The Company's net sales for the three months ended June 30, 1999 was $11,056 as compared to $12,909 for the same quarter last year, resulting in a decrease of $1,853 or 14%. The change is primarily attributable to a change in sales mix and the early stages of the Company's Internet business.

      The Company's cost of sales for the three months ended June 30, 1999 was $47,527 as compared to $125,242 for the same quarter last year, resulting in an decrease of $77,714 or 62%. The decrease in cost of sales is again, primarily attributable to a change in sales mix and the early stages of the Company's Internet business.

      The Company's total amortization and depreciation for the three months ended June 30, 1999 was $11,433 as compared to $44,637 for the comparable period last year. The decrease is attributable to having more fully depreciated assets during the same quarter last year over the current quarter.

      The Company's professional, legal and accounting services were $ 62,107 for the three months ended June 30, 1999, as compared to $69,819 for the same quarter last year. The change is primarily attributable to decrease services provided by consultants under professional advisory and management agreements over the same period last year.

      The Company's marketing and selling expenses for the three months ended June 30, 1999 were $28,438 as compared to $661,811 for the same quarter last year. The change is directly related a change in sales mix and the focus on the Company's Internet business .

      The Company's rent and utilities for the three months ended June 30, 1999 was $30,530 as compared to $24,608 for the same quarter last year. The change is a result of renewed leases of the Company's premises during the current quarter over the same quarter last year.

      The Company's salaries for the three months ended June 30, 1999 increase $187,920 from $141,453 from the same quarter last year. The increase is attributable to, additional employees and salary increases which includes provisional increases in the Company's agreements with its executive officers. However, the Company or the officers' have not elected to exercise their right to the salary increase for the final year term.

                                                      [MEDIAX\10Q:10Q0699.doc]-8

      The Company's general and administrative expenses for the three months ended June 30, 1999 increased to $73,308 from $67,253 from the same quarter last year. There was no significant change in the Company's overall operations.

      The Company's other income and expenses for the three months ended June 30, 1999 was $36,858 of other expenses as compared to $24,412 for the same quarter last year. The increase is directly related to the increase in interest expense of $11,772.

      The Company's net loss for the three months ended June 30, 1999 was $467,065 as compared to $1,146,326 for the same quarter last year. The improvement of $679,261 is primarily attributable to a change in sales mix and the early stages of the Company's Internet business.

     Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

      The Company's net sales for the six months ended June 30, 1999 was $52,050 as compared to $207,518 for the same period last year, resulting in a decrease of $ 155,468 or 75%. The change is primarily attributable to a change in sales mix and the early stages of the Company's Internet business.

      The Company's cost of sales for the six months ended June 30, 1999 was $ 83,965 as compared to $278,754 for the same period last year, resulting in a decrease of $ 194,789 or 70%. The decrease in cost of sales is again, primarily attributable to a change in sales mix and the early stages of the Company's Internet business.

      The Company's total amortization and depreciation for the six months ended June 30, 1999 was $23,253as compared to $59,166 for the comparable period last year. The decrease is attributable to having more fully depreciated assets during the same period last year over the current period .

      The Company's professional, legal and accounting services were $164,208for the six months ended June 30, 1999, as compared to $132,147 for the same period last year. The change is primarily attributable to increase services provided by consultants under professional advisory and management agreements over the same period last year.

      The Company's marketing and selling expenses for the six months ended June 30, 1999 were $57,799 as compared to $899,417 for the same period last year. The change is directly related to a change in sales mix and the early stages of the Company's Internet business.

      The Company's rent and utilities for the six months ended June 30, 1999 was $58,829 as compared to $56,236 for the same period last year. The change is a result of renewed leases of the Company's premises during the current period over the same period last year.

      The Company's salaries for the six months ended June 30, 1999 increased to $ 357,754 from $260,159 from the same period last year. The increase is attributable to, additional employees and salary increases which includes provisional increases in the Company's agreements with its executive officers. However, the Company or the officers' have not elected to exercise their right to the salary increase for the final year term.

      The Company's general and administrative expenses for the six months ended June 30, 1999 decreased to $141,393 from $179,829 from the same period last year. The decrease in cost of sales is again, primarily attributable to a change in sales mix and the early stages of the Company's Internet business.
      .
      The Company's other income and expenses for the six months ended June 30, 1999 was $67,097 of other expenses as compared to $45,049 for the same period last year. The increase is directly related to the increase in interest expense of $21,948.

                                                      [MEDIAX\10Q:10Q0699.doc]-8

      The Company's net loss for the six months ended June 30, 1999was $902,248 as compared to $1,706,239 for the same period last year. The improvement of $800,991 is primarily attributable to a change in sales mix and the early stages of the Company's Internet business.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1999, the Company had negative working capital of $291,669 as compared to $1,773,728 at December 31, 1998. The decrease in negative working capital is attributable to the Company acquiring prepaid advertising credits in the amount of $1 million, partially offset by payments of current liabilities for on-going operations during the quarter ended June 30, 1999.

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

CASH FLOWS

      Cash used by operating activities was $1,013,378 for the six months ended June 30, 1999 as compared to $1,084,146 for the comparable period last year. The change is primarily attributable to the change in sales mix and the early stages of the Company's Internet business and decrease in payables over the same period last year.

      Cash used in investing activities was $216,954 for the six months ended June 30, 1999 as compared to $6,330 for the comparable period last year. The change is primarily attributable to the increase in deferred software development costs for "Big Brother".

      Cash provided by financing activities was $1,290,197 for the six months ended June 30, 1999 as compared to $ 829,080 for the comparable period last year. The change is primarily attributable to proceeds received from sale of stock offset by payments on notes payable and partial conversion of note principal into the Company's common shares.

                                                      [MEDIAX\10Q:10Q0699.doc]-8

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

                                                      [MEDIAX\10Q:10Q0699.doc]-8

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS

      There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which it is a party.

ITEM 2.   CHANGES IN SECURITIES

      During the second quarter of 1999, the Company sold 130,000 common shares to accredited unrelated investors for proceeds of $200,000, issued 483,667 shares of stock pursuant to warrant conversions for proceeds of $102,257, and issued 120,000 shares of stock pursuant to the exercise of certain stock options for proceeds of $ 336,000.

      In April of 1999, the Company issued 790,000 shares of common stock to an unrelated consulting firm to provide investor communications and public relations for a term of one year ending on March 21, 2000. The Company issued 80,000 shares of common stock to unrelated investors for services rendered.

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

ITEM 5.   OTHER TRANSACTIONS

      None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) 3.  EXHIBITS.

          NUMBER         DESCRIPTION              LOCATION
          ------         -----------------------  -----------------------------
          27             Financial Data Schedule  Filed herewith electronically

      (b) REPORTS ON FORM 8-K.

          No Reports on Form 8-K were filed during the Company's fiscal quarter ended June 30, 1999.

                                                      [MEDIAX\10Q:10Q0699.doc]-8

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     August 13, 1999               MEDIAX CORPORATION

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

     Signature           Title                    Date
     ------------------- --------------------     ---------------
/s/  Nancy Poertner      President, Secretary     August 13, 1999
------------------------ and Director
     Nancy Poertner

/s/  Rainer Poertner     Director                 August 13, 1999
------------------------
     Rainer Poertner

/s/  Matthew MacLaurin   Executive V.P. and       August 13, 1999
------------------------ Director
     Matthew MacLaurin

/s/  Jacqueline Cabellon Controller               August 13, 1999
     ------------------- (Principal Accounting
     Jacqueline Cabellon  Officer)

                                                      [MEDIAX\10Q:10Q0699.doc]-8