Form 10QSB
period 1999-09-30
MEDIAX CORP
filed 1999-11-15
CIK 849291

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Quarter ended: September 30, 1999
                           Commission File No. 0-23780

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

The aggregate market value of the Issuer's Common Stock, $.0001 Par Value, held by non-affiliates of the Issuer, based on the closing sale price of the Common Stock on October 29,1999 as reported on the OTC Bulletin Board, was approximately $14,967,133.

As of October 31, 1999 there were 5,995,875 shares of the Issuer's Common Stock, $.0001 Par Value, outstanding.

                               MEDIAX CORPORATION
                                   FORM 10-QSB

                                                                            Page

                                     PART I

Item 1.       Financial Statements

              Condensed Balance Sheet as of September 30, 1999
              (unaudited) .................................................3

              Condensed Statements of Operations for the Three and Nine Months Ended September 30, 1999 and 1998 (unaudited) ...4

              Condensed Statements of Cash Flows for the Nine Months Ended
              September 30, 1999 and 1998 (unaudited)......................6

              Notes to Condensed Financial Statements .....................8


Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................10

                                     PART II

Item 1.       Legal Proceedings ...........................................14

Item 2.       Changes In Securities........................................14

Item 3.       Defaults Upon Senior Securities..............................14

Item 4.       Submission of Matters to a Vote of Security Holders..........14

Item 5.       Other Information............................................14

Item 6.       Exhibits And Reports On Form 8-K.............................14

              Signatures...................................................15


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)

                                                                                              September 30,
    ASSETS                                                                                          1999
                                                                                          -----------------
    Current assets
      Cash and cash equivalents                                                           $       1,611,276
      Accounts receivable, net                                                                        8,684
      Inventories                                                                                    13,309
      Prepaid advertising costs                                                                   1,100,000
      Other prepaid expenses                                                                         43,965
              Total current assets                                                                2,777,234
    Property and equipment
     Computers and office equipment                                                                 254,523
     Software                                                                                       162,272
     Furniture and fixtures                                                                          19,859
                                                                                          -----------------
                                                                                                    436,654
      Less: accumulated depreciation                                                               (264,267)
                                                                                          -----------------
                                                                                                    172,387
                                                                                          -----------------
    Other assets
     Note and interest receivable - officer                                                         114,830
     Deferred software development costs                                                            314,624
     License agreement and trademark                                                                102,287
     Deposits and other assets                                                                       11,197
     Deferred charges                                                                               200,778
                                                                                          -----------------
                                                                                                    743,716
                                                                                          -----------------
                                                                                          $       3,693,337
                                                                                          =================
    LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
    Current liabilities
     Convertible debentures payable                                                       $       1,228,028
     Notes payable, other                                                                            26,000
     Subscriptions payable                                                                          458,993
     Accounts payable - trade                                                                        95,809
     Payroll accruals                                                                                15,526
                                                                                          -----------------
                                                                                                  1,824,356
                                                                                          -----------------
    Long term liabilities
     Convertible debentures payable                                                               2,211,151
     Commitments, contingency and subsequent events                                                      --
    Stockholders' equity (deficit)
     Preferred stock, $.0001 par value per shares; 10,000,000 shares
       authorized and no shares issued                                                                   --
     Common stock, $.0001 par value per share; 25,000,000 shares
       authorized;  5,995,875 shares issued and outstanding                                             599
      Additional paid-in capital                                                                  6,443,403
      Deficit accumulated during the development stage                                           (6,786,172)
                                                                                          ------------------
                                                                                                   (342,170)
                                                                                          ------------------
                                                                                          $       3,693,337
                                                                                          ==================

    The accompanying notes are an integral part of this condensed statement.


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                             For the Three Months Ended
                                                                                   September 30,
                                                                    -------------------------------------------

                                                                             1999                   1998
                                                                    ---------------------  --------------------

   Sales/Cost of sales
         Sales                                                      $              4,835   $             15,764
         Allowances for returns                                                  (14,842)               (39,038)
         Cost of sales                                                            (4,575)               (21,652)
                                                                    ---------------------  ---------------------
         Gross profit                                                            (14,582)               (44,926)
                                                                    ---------------------  ---------------------

   Operating Expenses
         Amortization and depreciation                                            11,727                 29,771
         Professional, legal and accounting services                              80,420                 33,230
         Marketing and selling                                                    41,709                 80,711
         Rent and utilities                                                       35,838                 38,912
         Salaries                                                                388,656                287,541
         General and administrative                                              205,458                 65,774
                                                                    ---------------------  --------------------
                                                                                 763,808                535,939
                                                                    --------------------   --------------------

   Other Income (Expenses)
         Interest income                                                           8,543                  1,476
         Interest expense                                                        (72,814)               (38,355)
         Other (loss) income                                                          --                     --
                                                                    --------------------   --------------------
                                                                                 (64,271)               (36,879)
                                                                    ---------------------  ---------------------

   Net loss                                                         $           (842,661)  $           (617,744)
                                                                    =====================  =====================

   Basic and diluted weighted average number of
    common shares                                                              5,507,883              1,855,679

   Basic and diluted net loss per common share                      $               (.16)  $               (.33)
                                                                    ====================   =====================

    The accompanying notes are an integral part of this condensed statement.


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                      For the Nine Months Ended
                                                                                            September 30,
                                                                             --------------------------------------------

                                                                                      1999                   1998
                                                                             ---------------------  ---------------------

           Sales/Cost of sales
                 Sales                                                       $             58,962   $            340,198
                 Allowances for returns                                                   (14,842)              (155,320)
                 Cost of sales                                                            (15,566)               (89,264)
                                                                             ---------------------  ---------------------
                 Gross profit                                                              28,554                 95,614
                                                                             ---------------------  ---------------------

           Operating Expenses
                 Amortization and depreciation                                             34,980                 88,936
                 Professional, legal and accounting services                              245,828                176,277
                 Marketing and selling                                                    109,442                989,227
                 Rent and utilities                                                        94,667                 95,148
                 Salaries                                                                 815,612                747,942
                 General and administrative                                               341,567                237,139
                                                                             ---------------------  --------------------
                                                                                        1,642,096              2,334,669
                                                                             ---------------------  --------------------

           Other Income (Expenses)
                 Interest income                                                           10,604                  5,730
                 Interest expense                                                        (141,971)               (85,565)
                 Other (loss) income                                                          --                  (2,093)
                                                                             --------------------   --------------------
                                                                                         (131,367)               (81,928)
                                                                             ---------------------  ---------------------

           Net loss                                                          $         (1,744,909)  $         (2,320,983)
                                                                             =====================  =====================

           Basic and diluted weighted average number of
            common shares                                                               5,073,183              1,731,450
                                                                             =====================  =====================

           Basic and diluted net loss per common share                        $              (.35)  $              (1.34)
                                                                             =====================  =====================

    The accompanying notes are an integral part of this condensed statement.


                               MEDIAX CORPORATION
                          (A Development Stage Company)
                 Condensed Statements of Cash Flows (Unaudited)

                                                                                                  For the Nine Months Ended
                                                                                                        September 30,
                                                                                            ---------------------------------------

                                                                                                   1999                1998
                                                                                            -----------------   -------------------

  Cash Flows from Operating Activities:
   Net income (loss)                                                                        $     (1,744,909)   $     (2,320,983)
   Adjustments to reconcile to net cash provided by operating  activities:
      Amortization and depreciation                                                                   34,980              88,936
      Non cash interest expense                                                                      135,087              83,204
   Changes in assets and liabilities
      Decrease (increase)  in accounts receivable                                                     68,123            (226,797)
      (Increase) decrease in prepaid expense                                                         (13,641)            505,716
      Decrease (increase) in inventories                                                              79,454             (14,373)
      (Increase) in deposits and other assets                                                             --              (1,115)
      (Increase) in note and interest receivable - officer                                            (3,000)             (3,000)
      (Decrease) increase in accounts payable - trade                                               (197,043)            200,100
      (Decrease) in accounts payable - related parties                                                    --             (35,118)
      Increase  in accrued and other expenses                                                             --             159,140
      Increase in product refund reserve                                                                  --              77,184
      Increase in payroll accruals                                                                     7,050              11,312
                                                                                            -----------------   -------------------

         Net cash  used by operating activities                                                   (1,633,899)         (1,475,794)
                                                                                            -----------------   -------------------
  Cash Flows from Investing Activities:
     Purchase of fixed assets                                                                        (31,158)             (8,566)
     Deferred software development costs                                                            (209,002)                 --
                                                                                            -----------------   -------------------
        Net cash used by investing activities                                                       (240,160)            (8,566)
                                                                                            -----------------   -------------------

  Cash Flow from Financing Activities:
    Principal payments on capital lease                                                                   --             (4,073)
    Stock subscriptions payable                                                                      138,993                 --
    Proceeds from issuance of common stock including warrant  conversions and
       exercise of stock options                                                                   1,319,324            625,000
    Proceeds received from issuance of notes payable and convertible debentures                    2,207,821            499,458
    Financing  costs                                                                                (200,778)                --
                                                                                            -----------------   -------------------
        Net cash provided by financing activities                                                  3,465,360          1,120,385
                                                                                            ------------------  -------------------
  Increase (decrease)  in cash and cash equivalents                                                1,591,301           (363,975)

  Cash and cash equivalents, beginning of period                                                      19,975            392,673
                                                                                            ------------------  -------------------

  Cash and cash equivalents, end of period                                                  $      1,611,276    $        28,698
                                                                                            =================   ===================

    The accompanying notes are an integral part of this condensed statement.


                              MEDIAX CORPORATION
                          (A Development Stage Company)
                 Condensed Statements of Cash Flows (Unaudited)


  Supplemental Disclosures of Cash Flow information:
    Cash paid for income taxes during the quarter                                                    $     800          $   1,600
    Cash paid for interest expense                                                                         365              1,245
    Stock issued in connection with advertising credits                                              1,000,000                 --
    Stock issued in connection with conversion of convertible debentures                               350,000                 --


    The accompanying notes are an integral part of this condensed statement.

                               MEDIAX CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements

Note 1:    BASIS OF PRESENTATION

      The condensed financial statements of MediaX Corporation (the "Company") for the three and nine months ended September 30, 1999 and 1998 are unaudited and reflect all adjustments, consisting of normal recurring adjustments as well as additional adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.

Note 2:     NET EARNINGS (LOSS) PER SHARE

      Net earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common stock equivalents have been excluded from the computation for the three and nine months ended September 30, 1999 and 1998, loss periods, as their inclusion would be anti-dilutive.

Note 3:    GOING CONCERN

      The Company has incurred significant net losses since its inception. As of September 30, 1999, the Company had an accumulated deficit of $6,786,172. As it seeks to expand aggressively, the Company believes that its operating expenses will continue at a high level as a result of the financial commitments related to the development of marketing channels, future marketing agreements, acquisition of entertainment content and improvements to its Internet sites and other capital expenditures. In August 1999, the Company issued convertible debentures with warrants for net proceeds of $2,004,000. Since the Company has relatively low product gross margins, the ability of the Company to generate and enhance profitability depends upon its ability to substantially increase its net sales. To the extent that significantly higher net sales do not result from the Company's marketing efforts, the Company will be materially adversely affected. The Company may need to utilize its common stock to fund its operations through fiscal 1999. There can be no assurance that the Company will realize such anticipated sales or secure additional alternative financing. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

Note 4:    OTHER TRANSACTIONS

      During the third quarter of 1999, the Company issued 16,000 shares of common stock for services rendered, issued 100,000 shares of common stock pursuant to warrant conversions for proceeds of $21,000 and issued 833 shares of common stock pursuant to the exercise of stock options for proceeds of $816.

      On August 24, 1999, the Company completed an offering of $2.2 million of 5% convertible debentures due 2002 (the "Debentures"). The Debentures and attached warrants are convertible into the Company's common stock at the holders' option at a price subject to certain bases or the fair market value as mutually determined by the Company and the registered holder. Interest is accrued at 5% per annum on the unpaid balance. No payment of the principal of the Debenture may be made prior to the maturity date by the Company without the consent of the registered holder. At the Company's option, any interest payment required to be paid on the Debenture may be made in the form of common stock, with the number of shares of such common stock to be payable in lieu of such interest payments to be mutually determined, as if such interest payment were a portion of the principal amount of the Debenture to be converted into common stock. Subject to certain conditions, the Debentures may be redeemed at the option of the Company, at the redemption price set forth in agreement.

Note 5:    RECLASSIFICATION OF PRIOR YEAR AMOUNTS

      To enhance comparability, the fiscal 1998 financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in the fiscal 1999 financial statements.

Note 6:   DEFERRED CHARGES

      Deferred charges relate to fees and charges resulting from the issuance of Company debt. The net increase in deferred charges relates to the August 1999 issuance the Debentures, offset by amortization of charges into interest expense over the life of the underlying debt.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The following information should be read in conjunction with the financial statements and the notes thereto. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

FORWARD-LOOKING STATEMENTS

      EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF CERTAIN FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "BELIEVE" OR COMPARABLE TERMINOLOGY THAT INVOLVES RISKS OR UNCERTAINTIES. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM HISTORICAL AND ANTICIPATED RESULTS, WHICH MAY OCCUR AS A RESULT OF A VARIETY OF FACTORS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE COMPANY'S LIMITED OPERATING HISTORY, THE UNPREDICTABILITY OF ITS FUTURE REVENUES, THE UNPREDICTABLE AND EVOLVING NATURE OF ITS KEY MARKETS, THE INTENSELY COMPETITIVE ONLINE COMMERCE AND ENTERTAINMENT ENVIRONMENTS, THE COMPANY'S DEPENDENCE ON ITS STRATEGIC ALLIANCES, DEPENDENCE ON KEY PERSONNEL, DEPENDENCE ON THIRD PARTIES FOR INTERNET OPERATIONS, DEPENDENCE ON CONTENT ACQUISITION, CREATION AND LICENSING, THE MANAGEMENT OF GROWTH AND THE COMPANY'S NEED FOR ADDITIONAL CAPITAL EXCEPT AS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. READERS SHOULD CAREFULLY REVIEW THE FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THAT THE COMPANY FILES FROM TIME-TO-TIME WITH THE SEC AND MATTERS GENERALLY AFFECTING ONLINE COMMERCE AND ONLINE SALE OF ENTERTAINMENT-RELATED PRODUCTS, INCLUDING, BUT NOT LIMITED TO, MUSIC RETAILING.

OVERVIEW

         Originally founded as a multi-media production studio in 1995, MediaX Inc. was acquired and brought public in 1996 by ZeitGeist Werks, Inc. and subsequently renamed MediaX Corporation. MediaX began as a real-time 3D computer game development company, developing high marquee-value intellectual properties, such as the exclusive license for George Orwell's "1984" for distribution through both conventional and Internet distribution channels, as well as licensing it to large publishers.

         Although the Company's strategic focus is on Internet-based commerce, it is currently in the process of negotiating licensing this property to a large publisher. At the conclusion of such an agreement the company expects to receive an advance and continuing royalty payments into the future. The Company believes that since any major Internet presence today requires a skilled engineering team and advanced technology, and the experience gathered and proprietary technology developed during the company's real-time 3D period, will prove to become a competitive advantage. Leading edge campaigns, such as the full screen real-time streaming campaign in June 1999 for Paul McCartney, could not have been produced without this skill set.

         Since July 1998 MediaX owns, operates and integrates a network of several distinct types of entertainment based Internet web sites positioned to generate revenue through the sale of artist specific merchandises, entertainment related products, club subscriptions, endorsement opportunities for corporate sponsors and third party advertising and a variety of products provided by affiliates. In February 1999, the Company launched amuZnet.com, an e-commerce site offering more than 265,000 entertainment titles on CDs, DVDs, videos and most recently, movies for sale. The Company houses its marketing campaigns through amuZnet.com. Most recent campaigns were with Rod Stewart, Divine and

Paul McCartney. Negotiations have been concluded with Faith Hill and others are currently underway which strengthen the Company's entertainment content. MediaX's team of engineers and graphic artists develops, designs and maintains all sites and their content in this network in house and hosts all services on the MediaX server system, including the real time streaming of video and audio.

         MediaX is in the process of aggressively expanding this network and establishing amuZnet.com as one of the major entertainment destination (portal) sites on the Internet. All MediaX sites in this unique network of celebrity web sites serve as traffic generating satellite sites for amuZnet.com. Also amuZnet intends to cross-link it as an Internet portal with the satellite sites to a broad global audience the Company believes this will generate revenues in both areas.

         All content currently being produced or re-purposed for interactive satellite broadcasting can also easily be transferred to other broadband systems such as cable TV companies or ADSL subscriber systems without significant technological effort. This puts the Company in the position to have several outlets for the digital interactive content it produces. The Company hopes to tap into the rapidly emerging efforts of cable and telecom companies with its existing technology and content. However, there can be no assurance that the Company will achieve its objectives or successfully implement its interactive satellite business plan.

GOING CONCERN

      The Company has incurred significant net losses since its inception. As of September 30, 1999, the Company had an accumulated deficit of $6,786,172. As it seeks to expand aggressively, the Company believes that its operating expenses will continue at a high level as a result of the financial commitments related to the development of marketing channels, future marketing agreements, acquisition of entertainment content and improvements to its internet sites and other capital expenditures. In August 1999, the Company issued the convertible debentures with warrants for net proceeds of $2,004,000. Since the Company has relatively low product gross margins, the ability of the Company to generate and enhance profitability depends upon its ability to substantially increase its net sales. To the extent that significantly higher net sales do not result from the Company's marketing efforts, the Company will be materially adversely affected. The Company may need to utilize its common stock to fund its operations through fiscal 1999. As such, there can be no assurance that the Company will realize such anticipated sales or secure additional alternative financing. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

RESULTS OF OPERATIONS

      In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our revenues and operating results, including operating expenses as a percentage of total net revenues, are not necessarily meaningful and should not be relied upon as indications of future performance and therefore, comparative discussions have not been included. Although we have experienced sequential quarterly growth in revenues, we do not believe that our historical growth rates are necessarily sustainable or indicative of future growth.


                                                   Three Months Ended September 30,            Nine Months Ended September 30,
                                               -----------------------------------------     ------------------------------------
                                                   1999         1998           Change           1999          1998      Change
                                               -----------  -----------        ------        ---------     -----------  ---------


Sales                                             $  4,835  $  15,764           69%          $58,962      $ 340,198     83%
Cost of sales                                        4,575     21,652           79%           15,566         89,264     83%
Amortization and depreciation                       11,727     29,771           61%           34,980         88,936     61%
Professional, legal and accounting                  80,420     33,230          142%          245,828        176,277     39%
Marketing and selling                               41,709     80,711           48%          109,442        989,227     89%
Rent and utilities                                  35,838     38,912            8%           94,667         95,148      1%
Salaries                                           388,656    287,541           35%          815,612        747,942      9%
General and administrative                         205,458     65,774          212%          341,567        237,139     44%
Net other expenses                                  64,271     36,879           75%          131,367         81,928     61%


      Sales are composed of membership dues, sponsorships, sale of artist specific merchandises, pre-recorded music and other entertainment-related products, net of returns and include outbound shipping and handling charges. To further promote the websites, the Company will offer free shipping and/or increase the discounts it offers to its customers which partially offset the positive effect of membership dues and sponsorship revenue, which has a higher margin than product sales. Allowances for returns during the quarter is attributed to the discontinued CD-rom product sold in 1998.

      Cost of sales consists primarily of cost of merchandise sold to customers, including product fulfillment and outbound shipping and handling charges. The Company over time intends to expand its operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product or service offerings and may otherwise alter its pricing structure and policies.

      Amortization and depreciation consist of provision for depreciation of fixed assets and intangible assets, calculated using the straight-line method based upon estimated useful lives ranging from 3 to 7 years. Expenditures for maintenance, repairs and other renewals of items are charged to expense.

      Professional, legal and accounting consist of professional services provided by consultants including e-commerce content creation and acquisitions and payments to the Company's chairman pursuant to a month to month consulting agreement. The Company believes that continued investment in the development of its web stores and infrastructure will increase significantly in absolute dollars.

      Marketing and selling expenses consist primarily of expenses related to marketing agreements, database license fees, advertising, public relations and promotion and credit card processing fees. Payroll and related expenses for personnel engaged in marketing and selling is classified under salaries. The Company expects the dollar amount of sales and marketing expense to continue to increase in future periods to commensurate with its expansion plans.

      Rent and utilities consist primarily of office and studio leases, rental of equipment, telephone and utilities. The Company expects office and studio leases, telecommunication operations, systems and telecommunications infrastructure to increase to commensurate with its expansion plans.

      Salaries consist of personnel engaged in corporate administration, marketing, selling, web designers and engineers. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled personnel. Competition is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The company expects salaries to continue to increase to commensurate with its expansion plans.

      General and administrative expenses consist of insurance, travel, Internet operations, investor relations and other general corporate expenses, including the bad debt expense of $40,360 and loss due to the write down of inventory for the discontinued product of $62,733 for the three months ended September 30, 1999. The Company expects general and administrative expenses to increase as the Company expands and incurs additional costs related to the growth of its business.

       Net other expenses consist of interest income and expense and other expense. Interest income on cash and cash equivalents increased due to higher balances resulting from the Company's financing activities, principally the August 1999 issuance of the Debentures in the amount of $2.2 million. Interest expense consists primarily of interest on the Debentures, other loans and the amortization of deferred charges.

         The Company's net loss for the three months ended September 30, 1999 was $842,661 as compared to $617,744 during the same period last year. The Company's net loss for the nine months ended September 30, 1999 was $1,744,909 compared to $2,320,983 for the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1999, the Company had positive working capital of $952,878, as compared to negative working capital of $1,773,728 at December 31,

1998. The net change in working capital is attributable to the Company utilizing its working capital for the payment of current liabilities, marketing and promotion arrangements for ongoing operations during the nine months ended September 30, 1999. Although the Company has no material commitments for capital expenditures, it anticipates a substantial increase in its capital expenditures consistent with anticipated growth in operations, infrastructure and personnel, which will also require it to commit to lease obligations.

      Management believes that its existing cash and working capital balances will be sufficient to meet its working capital needs for the balance of the fiscal year ending December 31, 1999. However, any projection of future cash needs and cash flows is subject to substantial uncertainty. If current cash in addition to cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or obtain a line of credit. In August 1999, the Company issued 5% convertible debentures and warrants for net proceeds of $2 million. In September 1999, the Company signed an agency agreement with an unrelated investment bank for the private placement of up to $15 million of the Company's common shares. The success, or lack thereof, of this additional funding and sales from operations may have a material impact on the future of the Company. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. In addition, the Company will, from time to time, consider the acquisition of or investment in products, services and technologies, the repurchase and retirement of debt, which might impact the Company's liquidity requirements or cause the Company to issue additional equity or debt securities. As such, there can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

CASH FLOWS

      Cash used by operating activities was $1,633,899 for the nine months ended September 30, 1999 as compared to $1,475,794 for the comparable period last year. The change is primarily attributable to the change in Company's business strategies and decrease in payables over the same period last year.

      Cash used in investing activities was $240,160 for the nine months ended September 30, 1999 as compared to $8,566 for the comparable period last year. The change is primarily attributable to the increase in deferred software development costs for "Big Brother" and purchases of fixed assets.

      Cash provided by financing activities was $3,465,360 for the nine months ended September 30, 1999 as compared to $1,120,385 for the comparable period last year. The change is primarily attributable to proceeds from issuance of common stock, stock subscriptions and convertible debentures offset by financing costs.

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

ITEM 2.    CHANGES IN SECURITIES

      During the third quarter of 1999, the Company issued 16,000 shares of common stock for services rendered, issued 100,000 shares of common stock pursuant to warrant conversions for proceeds of $21,000 and issued 833 shares of common stock pursuant to the exercise of stock options for proceeds of $816.

      On August 24, 1999, the Company completed an offering of $2.2 million of 5% convertible debentures due 2002 (the "Debentures"). The debentures and attached warrants are convertible into the Company's common stock at the holders' option at a price subject to certain bases or the fair market value as mutually determined by the Company and the registered holder. Interest is accrued at 5% per annum on the unpaid balance. No payment of the principal of the debenture may be made prior to the maturity date by the Company without the consent of the registered holder. At the Company's option, any interest payment required to be paid on this debenture may be made in the form of common stock, with the number of shares of such common stock to be payable in lieu of such interest payments to be mutually determined, as if such interest payment were a portion of the principal amount of the debenture to be converted into common stock. Subject to certain conditions, the debentures may be redeemed at the option of the Company, at the redemption price set forth in agreement.

      Exemption from registration under the Securities Act of 1933, as amended (the "Act"), is claimed for the sale of certain of the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

       The Company notified its shareholders of record (August 9, 1999) that stockholders holding a majority of the voting power of the Company take the following action by written consent in lieu of an annual meeting , effective September 10, 1999:
      1. The election of Nancy Poertner, Rainer Poertner and Matthew MacLaurin as directors to serve until the 2000 annual meeting of shareholders
      2. The approval of an increase in the number of authorized $.0001 par value common shares to 25,000,000 from the current 7,500,000
      3. The approval and ratification of the 1998 Amendment to the Company's 1996 Stock Option Plan that increased the number of shares of common stock available to the Plan to 500,000 shares of $.0001 par value common stock
      4. The ratification of the appointment of Davis & Co., CPAs, PC as independent auditors for the Company for the year ending December 31, 1999.

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

Date: November 12, 1999                 MEDIAX CORPORATION

                                        By:  /s/  Nancy Poertner, President
                                             ---------------------------------
                                                  Nancy Poertner, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

         SignatureTitleDate

/s/  Nancy Poertner           President, Secretary          November 12,1999
     Nancy Poertner           and Director

/s/  Rainer Poertner          Chairman and Director         November 12,1999
     Rainer Poertner

/s/  Matthew MacLaurin        Executive V.P. and            November 12,1999
     Matthew MacLaurin        Director

/s/  Jacqueline Cabellon      Controller                    November 12,1999
     Jacqueline Cabellon      (Principal Accounting Officer)