Form 10-K405
period 1999-12-31
MEDIAX CORP
filed 2000-04-14
CIK 849291

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended: December 31, 1999
                           Commission File No. 0-23780

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year were $ 55,918.

The aggregate market value of the Issuer's Common Stock, $.0001 Par Value, held by non-affiliates of the Issuer, based on the closing sale price of the Common Stock on March 31, 2000 as reported on the OTC Bulletin Board, was approximately $ 18,170,343.

As of March 31, 2000 there were 6,961,781 shares of the Issuer's Common Stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

DESCRIPTION OF BUSINESS

Originally founded as a multi-media production studio in 1995, MediaX Inc. was acquired by ZeitGeist Werks, Inc and went public in 1996 and subsequently renamed MediaX Corporation. MediaX began as a real-time 3D computer game development company, developing high marquee-value intellectual properties, such as the exclusive license for George Orwell's "1984" for distribution through both conventional and Internet distribution channels, as well as licensing it to large publishers.

After the acquisition MediaX's business development strategy began to focus on the production of new media content for Internet and Broadband channels; website design and hosting and Internet-based commerce and on-line marketing. MediaX believes that since any sucessful Internet presence today requires a skilled and experienced engineering & graphic artist team and advanced technology, that MediaX's real-time 3D engineering team and the technology developed by that team, will prove to become a competitive advantage.

Leading edge on-line campaigns, such as the full screen real-time streaming graphically intense event in June 1999 for Paul McCartney, could not have been produced without this skill set.Subsequently MediaX has entered into several contracts that require and recognize this development and technology skill set. With the varied expertise of MediaX's Chairman, President and Executive Vice President in the areas of artist and record company management, film production, software development &distribution and proprietary technology development, MediaX expects to bridge an existing gap in the entertainment and technology markets and become a successful player in the Internet content production, marketing and e-commerce market.

MediaX designs, owns, hosts and maintains an integrated network of distinct types of entertainment based web sites. This network of sites positions MediaX to generate revenue through web site design services, the sale of artist specific merchandises, entertainment related products, club subscriptions, endorsements by corporate sponsors, third party advertising and a variety of products provided by affiliates. In February 1999, MediaX launched amuZnet.com, an entertainment destination and e-commerce site now offering more than 300,000 entertainment titles on CDs, DVDs, videos and movies for sale. MediaX places its own and/or third party marketing campaigns on amuZnet.com to generate re-occurring traffic to the site.

With increasing numbers of visitors from MediaX's most recent site launches and on-line campaigns with Rod Stewart, Divine, Paul McCartney, Faith Hill, AJ MacLean and NSYNC, MediaX believes that amuZnet.com is on the path to become a substantial entertainment destination site. MediaX's team of engineers and graphic artists develops, designs and maintains all MediaX designed/owned sites in this network in house and hosts all services on the MediaX server system, including the real time streaming of video and audio.

MediaX continues to produce new content for the Internet and based on its technological structure is in a position to re-purpose all Internet content it has produced for interactive satellite broadcasting and other broadband systems such as cable TV or ADSL subscriber systems, without applying significant technological effort. This affords MediaX several outlets for the same digital interactive content it produces.

MediaX has signed contracts with EchoStar (Dish Network) for the launch of an Interactive Satellite Entertainment Channel and hopes to further tap into the rapidly emerging efforts of cable and telecom companies with its existing technology and content. However, there can be no assurance that MediaX will achieve its objectives or successfully implement its interactive satellite business plan.

         Historical Products and Services
         MediaX has developed, produced and marketed software products for the information, entertainment and development tool sector of the software industry in the form of software distributed on floppy disks and CD-ROM's. Three released CD-ROM products are "On the Road with BB King, "Queensryche's Promised Land" and "Peter Norton - PC Guru" distributed by MCA, EMI Records and MediaX, respectively.

         MediaX was selected by Apple Computer to produce the Welcome Experience for their limited edition Twentieth Anniversary Macintosh, which was introduced on March 19, 1997. The multimedia presentation featured leading-edge animation, digital video, interactive 3D graphics, original soundtrack and theater quality audio, which highlighted the Macintosh's extreme multimedia capabilities.

         In December 1997, MediaX released and distributed "Peter Norton - PC Guru." During the fourth quarter of 1998, it was determined that this product would not gain significant additional sales beyond 1998, therefore, MediaX has ceased distribution of the product.

PATENTS, TRADEMARKS AND LICENSES

            As a site developer, MediaX also develops its own proprietary sites, which sometimes results in the development of innovative technology solutions with broad applications in other growing markets, especially in the on-line environment. MediaX owns several Internet domain names. MediaX either has filed or is in the process of filing the appropriate applications for patents, trademarks or licenses for its products. Based on the experience of its engineering and graphic artist team and the successful launch and hosting of several prominent web sites, MediaX is well positioned to gain revenues from site development and Internet marketing services to larger corporations against payment of a development fee and participation in e-commerce and advertising revenues with these partners.

COMPETITION

            MediaX is a minor participant among companies that engage in multimedia and Internet content development. Many of these companies have significantly greater capitalization and experience in this industry. Additionally, online commerce is rapidly evolving and highly competitive and MediaX expects competition to further intensify. Barriers to entry are minimal, and a competitor can launch a simple site at a relatively low cost. In addition, the general retail music industry is also intensely competitive. MediaX currently competes with a variety of companies, including online vendors of consumer products including CDs, DVDs, music videos and other related products and traditional retailers of music products, including specialty music retailers, many of which also have dedicated web sites that compete directly with MediaX.

            MediaX is aware that several of its competitors have aggressive pricing or inventory availability policies and devote substantially more resources to site and systems development than MediaX. Increased competition may result in reduced operating margins.

            There can be no assurance that MediaX will be able to compete successfully against current and future competitors.

EMPLOYEES

         As of March 31, 2000, MediaX had 29 employees and subcontractors.

YEAR 2000

          In 1999, MediaX completed its remediation and testing of MediaX's systems. Because of those planning and implementation efforts, MediaX experienced no significant disruptions in critical information technology and non-information technology systems and those systems have successfully responded to the Year 2000 date change. MediaX did not incur any significant expenses during 1999 in connection with its remediation and testing of its systems. MediaX is not aware of any material problems resulting from Year 2000 issues, either with its products, internal systems, or the products and services of third parties. MediaX will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure any latent Year 2000 matters arising are addressed promptly.

ITEM 2.  DESCRIPTION OF PROPERTY

         MediaX maintains its corporate office at 8522 National Boulevard, Suite 110, Culver City, California 90232 on a month-to-month basis and pays approximately $3,200 per month for rent. MediaX entered into an agreement to lease new corporate offices in Culver City, California through December 2004. The agreement provides for monthly lease payments of $9,250 increasing yearly to $10,411 in the last year. MediaX maintains its software development office at 303 Potrero St., #42-302, Santa Cruz, California 95060. MediaX pays approximately $3,146 per month for rent pursuant to a lease, which expires in June 2000.

ITEM 3.  LEGAL PROCEEDINGS

         Valley Media, Inc. ("Valley") commenced an arbitration proceeding against MediaX Corporation ("MediaX") for breach of contract in relation to an order fulfillment contract and related license agreement. MediaX participated in the arbitration while reserving the right to challenge the scope of the arbitrator's authority and the arbitration provision in the written agreement. On March 6, 2000, the arbitrator found in favor of Valley and awarded $170,000 in damages, plus the cost of the arbitration. MediaX has recorded approximately $183,000 in the 1999 balance sheet and statement of operations. MediaX is in the process of challenging the arbitrator's authority and the arbitration provisions in the written agreement and plans to request the superior court of the state of California to vacate the arbitration awards.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999 other than as follows:

          On September 10, 1999, shareholders of MediaX holding a majority of the voting power, acting pursuant to Nevada law and in lieu of an annual meeting, elected Nancy Poertner, Rainer Poertner and Matthew MacLaurin to serve as directors for the ensuing year; approved an increase in the number of authorized $.0001 par value common shares to 25,000,000 from 7,500,000; approved and ratified the 1998 Amendment to MediaX's 1996 Stock Option Plan that increased the number of shares of common stock available to the Plan to 500,000 shares of $.0001 par value common stock and ratified the appointment of Davis & Co. CPA's P.C. as MediaX's independent accountants for the year ended December 31, 1999. Notice of the proposed written consent in lieu of an annual meeting was filed with the SEC on Schedule 14C and mailed to all shareholders of record on September 29, 1999.

                                     PART II

ITEM 5.           MARKET FOR  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) MARKET INFORMATION. MediaX's Common Stock is traded on the over-the-counter market. The following table sets forth the high and low bid price for MediaX's Common Stock for the periods indicated as reported by the OTC's Electronic Bulletin Board. These prices are believed to be inter-dealer quotations and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.


                          Quarter Ended                  High Bid     Low Bid
                         ------------------              --------     -------
                         March 31, 1999                    $4.62        $2.06
                         June 30, 1999                     $6.91        $3.56
                         September 30, 1999                $5.25        $1.75
                         December 31, 1999                 $3.03        $1.31

                         March 31, 1998                    $13.31       $3.80
                         June 30, 1998                     $5.00        $1.30
                         September 30, 1998                $3.50        $1.50
                         December 31, 1998                 $3.00        $ .60

         (b) HOLDERS. As of March 31, 2000, MediaX had approximately 1500 shareholders of record, which includes shareholders who hold stock in their accounts at broker/dealers.

         (c) DIVIDENDS. MediaX has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

         (d)      RECENT SALES OF UNREGISTERED SECURITIES.

                  Year ended December 31, 1999

                  Stock sales
During January 1999, MediaX issued 30,000 shares of common stock in connection with the exercise of stock warrants for $75,000. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by
Section 4(2) of the Act.

During January through September1999, MediaX issued 30,000 shares of common stock valued at $106,875 (based on the market value on the date of grant) and 830,000 shares of restricted common stock valued at $1,689,807 (based on the market value on the date of grant) to consultants for services rendered.
Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Act.

During January through April 1999, MediaX issued 20,000 shares of common stock and 340,000 shares of restricted stock for $20,000 and $421,500, respectively (plus 16,000 shares issued for finders fees). Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by
Section 4(2) of the Act.

During March 1999, MediaX issued 200,000 shares of restricted common stock valued at $393,125 (based on the market value on the date of grant to a third party for prepaid advertising time. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Act.

                  Convertible Securities
Included in convertible subordinated debentures payable at December 31, 1998 was $1,454,092 of various notes payable. The notes, bearing interest at the prime rate (prime rate at December 31, 1999 was 8.25%) plus 2% to 4%, were due on various dates through September 1999. In 1999, MediaX offered the note holders an inducement to convert the notes with a current balance of $1,566,192 (including accrued interest in 1999 of $112,100) into common stock at $1.69 per share (estimated fair market value on the date of conversion was approximately $2.71 per share) or 921,925 shares. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Act.

In 1999, MediaX entered into a securities purchase agreement with an investor, whereby MediaX sold to the investor a $2,200,000 principal amount convertible note for $2,024,000 (net of finders fee of $176,000). The note bears interest at 5% and is due on August 24, 2002. The holder of the note has the option to require interest payments in cash or stock. The note is convertible at beneficial rates which vary based on recent stock prices and date of conversion, as defined In addition, MediaX gave the investor a warrant to purchase 220,000 shares of its common stock at $3.40 per share expiring in August 23, 2004. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Act.


                  Year Ended December 31, 1998

                  Stock sales
During April to December 1998, MediaX sold 468,313 shares to an accredited unrelated investor for proceeds of $500,000. In addition, the investor exercised 200,000 warrants during December of 1998, resulting in the issuance of 200,000 shares for proceeds of $20,000. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Act.

Another accredited unrelated investor purchased 104,000 shares during February 1998 for proceeds of $200,000. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Act.

During December 1998, the Company issued 190,000 shares of common stock valued at $185,625 (based on the market value on the date of grant) to consultants for services rendered. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Act.


                  Convertible Securities
 On March 1, 1998, MediaX replaced certain outstanding debentures with a new convertible debenture for $850,000 which pays interest at the same rate as the replaced debentures and is due on September 1, 1999. The principal sum of the new debenture and any accrued interest may be converted into common shares at any time prior to the due date at $1.75 per share. Accrued interest at December 31, 1998 was $73,754. On March 1, 1999 the investor converted $350,000 of principal into 200,000 shares of common stock. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by
Section 4(2) of the Act.

                  Year Ended Decmeber 31, 1997

                  Stock sales
On April 20, 1997, MediaX engaged a consultant to provide financial public relations services for MediaX for a term of twelve months. As part of the compensation for such services, MediaX issued to the consultant 7500 shares of MediaX's common stock. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Act.

On August 22, 1997, MediaX sold 20,000 shares of common stock to an accredited investor for $148,000. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Act.

On August 29, 1997, MediaX sold 5,000 shares of common stock to an accredited investor for $52,000. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Act.

On September 2, 1997, MediaX sold 5,000 shares of common stock to an accredited investor for $52,000. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Act.

On September 7, 1997, MediaX sold 10,000 shares of common stock to an accredited investor for $104,000. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Act.

On September 9, 1997, MediaX sold 10,000 shares of common stock to an accredited investor for $104,000. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Act.

On September 10, 1997, MediaX sold 5,000 shares of common stock to an accredited investor for $52,000. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Act.

On September 25, 1997, MediaX sold 19,231 shares of common stock to an accredited investor for $200,000. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Act.

On November 4, 1997, MediaX issued 40,000 shares of common stock to an unrelated third party in exchange for $600,000 of prepaid advertising. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by Section 4(2) of the Act.

                  Convertible Securities
On March 25, 1997, the Company sold to an accredited investor for $450,000, a convertible debenture which pays interest at 2% per annum over the prime rate of the Bank of America, calculated monthly on the principal portion of $350,000 from February 11, 1997 and on the principal portion of $100,000 from March 25, 1997. The debenture is due on February 28, 1998, but the principal sum and any accrued interest may be converted into shares of common stock at any time before the due date at a price of $1.00 per share. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by
Section 4(2) of the Act.

On August 1, 1997, MediaX sold a convertible debenture to an accredited investor for $320,000, which pays interest on the principal of $320,000 at 2% per annum over the prime rate of the Bank of America, calculated monthly from August 1, 1997. The debenture is due on July 31, 1998, but the principal sum and any accrued interest may be converted into shares of common stock at any time before the due date at a price of $7.00 per share. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption afforded by
Section 4(2) of the Act.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following information should be read in conjunction with the audited financial statements of MediaX as of and for the years ended December 31, 1999 and 1998 and for the period from March 30, 1995 (date of inception) through December 31, 1999 together with the notes thereto. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

FORWARD-LOOKING STATEMENTS

      EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF CERTAIN FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "INTEND," "ESTIMATE," "BELIEVE" OR COMPARABLE TERMINOLOGY THAT INVOLVES RISKS OR UNCERTAINTIES. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM HISTORICAL AND ANTICIPATED RESULTS, WHICH MAY OCCUR AS A RESULT OF A VARIETY OF FACTORS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, MEDIAX'S LIMITED OPERATING HISTORY, THE UNPREDICTABILITY OF ITS FUTURE REVENUES, THE UNPREDICTABLE AND EVOLVING NATURE OF ITS KEY MARKETS, THE INTENSELY COMPETITIVE ONLINE COMMERCE AND
ENTERTAINMENT ENVIRONMENTS, MEDIAX'S DEPENDENCE ON ITS STRATEGIC ALLIANCES, DEPENDENCE ON KEY PERSONNEL, DEPENDENCE ON THIRD PARTIES FOR INTERNET OPERATIONS, DEPENDENCE ON CONTENT ACQUISITION, CREATION AND LICENSING, THE MANAGEMENT OF GROWTH AND MEDIAX'S NEED FOR ADDITIONAL CAPITAL EXCEPT AS REQUIRED BY LAW. MEDIAX UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. READERS SHOULD CAREFULLY REVIEW THE FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THAT

MEDIAX FILES FROM TIME-TO-TIME WITH THE SEC AND MATTERS GENERALLY AFFECTING ONLINE COMMERCE AND ONLINE SALE OF ENTERTAINMENT-RELATED PRODUCTS, INCLUDING, BUT NOT LIMITED TO, MUSIC RETAILING.

OVERVIEW

         MediaX designs and hosts entertainment web sites such as rodstewartlive.com, NSYNC.com, Divinelive.com, EYCLive.com, Officeradio.com, Jbirdrecords.com, BSBFunclub.com, videodrone.com and others. MediaX provides artists with a platform to develop their presence on the Internet. Each site provides content and products to fans including artist news, concert information, music and video programming, ticket giveaways,fan club activities, live chats, and live concerts that are globally broadcast on the Internet. MediaX has established strategic relationships with companies like Broadcast.com, AOL, Microsoft, RealNetworks, Yahoo! and others for this purpose.

In February 1999, MediaX launched amuZnet.com - an entertainment destination and e-commerce site offering more than 300,000 entertainment titles on CDs, DVDs and Videos by major record labels and studios and over 4,000 independent music labels for purchase on-line. AmuZnet.com offers music news and information, digital downloads, custom compilations of CDs, movies for sale. MediaX also sells advertising space and sponsorships to companies interested in promoting their own goods and services within each entertainment web sites and amuZnet.com customer base and visitors.

GOING CONCERN

         MediaX has incurred significant net losses since its inception. As of December 31, 1999, MediaX has a deficit accumulated during the development stage of $13,333,066. As it seeks to expand aggressively, MediaX believes that its operating expenses will continue at a certain level as a result of the financial commitments related to the development of new web sites, marketing channels, advertising, future marketing agreements and campaigns, acquisition of entertainment content and improvements to its existing Internet sites and other capital expenditures. The ability of MediaX to generate and enhance profitability depends upon its ability to substantially increase its net sales. To the extent that significantly higher net sales do not result from MediaX's selling and marketing efforts, MediaX will be materially adversely affected. MediaX may need to utilize its common stock to fund its operations through fiscal 2000. As such, there can be no assurance that MediaX will realize such anticipated sales or secure additional alternative financing. Because of the above factors, the accompanying consolidated financial statements contain an auditor's report that is modified as to an uncertainty regarding MediaX's ability to continue as a going concern.


RESULTS OF OPERATIONS

           In view of the rapidly evolving nature of MediaX's business and its limited operating history, period-to-period comparisons of its revenues and operating results, including operating expenses as a percentage of total net revenues, are not necessarily meaningful and should not be relied upon as indications of future performance and therefore, comparative discussions have not been included. Although MediaX has experienced sequential quarterly growth in revenues, it does not believe that its historical growth rates are necessarily sustainable or indicative of future growth.

         Year ended December 31, 1999 Compared to the Year Ended December 31, 1998 (as restated)

Sales are composed of website design fees , membership dues, advertising, sponsorships, sale of artist specific merchandises, pre-recorded music and other entertainment-related products, net of returns and include outbound shipping and handling charges. To further promote the websites, MediaX occasionally offers free shipping and/or increases the discounts it offers to its customers which partially offset the positive effect of website design fees , membership dues, advertising and sponsorship revenue, which has a higher margin than product sales.

Cost of sales consists primarily of cost of merchandise sold to customers, including product fulfillment and outbound shipping and handling charges. MediaX over time intends to expand its operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product or service offerings and may otherwise alter its pricing structure and policies. Included in cost of sales is payroll and related expenses for website development of $296,417 and $68,108 for the years ended 1999 and 1998, respectively. Additionally, included in the prior year cost of sales is cost of merchandise of its discontinued CD-rom products of $65,696.

Operating expenses consist primarily of payroll and related expenses for website development, marketing; Internet content acquisition and operations of underlying technology infrastructure; and general and administrative payroll and other corporate expenses.

Total other income (expense) consists of interest income cash equivalents and notes receivable, and interest expense including non-cash charge interest expense associated with convertible debts and short-term borrowings.

Net Loss. MediaX's net loss was $7,244,707 for the year ended December 31, 1999, compared to $3,352,541 for the comparable period last year.

         LIQUIDITY AND CAPITAL RESOURCES

                  At December 31, 1999, MediaX had positive working capital of $1,087,082, as compared to negative working capital of $1,773,728 at December 31, 1998. The increase in working capital is attributed to the conversion of debentures and exercise of options and warrants , an increase to prepaid advertising and net proceeds received from convertible debt issued in August 1999 and sales of stock to investors throughout the year partially offset by payments of general operating expenses.

                 Net cash used in operating activities of $2,457,961 for the year ended December 31, 1999 was primarily attributed to a net loss of $7,244,707, offset by $349,804 non-cash charge for depreciation and amortization, bad debt and development costs written off; a $4,060,217 non-cash charge for stock-based compensation for consulting services and common stock issued to employees and non-employees, beneficial conversion of debentures and amortization of debt issuance costs; and $150,953 for accrued interest on convertible debt and change in other operating assets and liabilities of $225,772. Net cash used in operating activities of $1,811,470 for the year ended December 31, 1998 was primarily attributable to a net loss of $3,352,541, of which $358,003 for depreciation and amortization and development costs written off; $590,475 was a non-cash charge for stock-based compensation for consulting services and common stock issued to employees and non-employees and change in other operating assets and liabilities of $592,593.

                  Net cash used in investing activities was $60,023 for the year ended December 31, 1999, consisted of purchases of fixed assets. Net cash used in investing activities was $218,486 for the year ended December 31, 1998 consisted of acquisition of license agreement and trademark, deferred software development costs and purchases of fixed assets.

                  Net cash provided by financing activities was $3,258,316 for the year ended December 31, 1999, and consisted primarily of net proceeds from sale of stock to investors, subscription advances, exercise of options and warrants and issuance of convertible debentures. Net cash provided by financing was $1,657,258 for the year ended December 31, 1998, and consisted primarily of net proceeds from sale of stock to investors, subscription advances, exercise of options and warrants and issuance of convertible debentures partially offset by payments made on capital lease and retirement of notes payable.

                  MediaX's success and ongoing financial viability is contingent upon the success and expansion of its network of sites, the increasing number of visitors to this network, the revenues generated through its design services, e-commerce model, advertising and sponsorships, the alliance with Echostar interactive satellite distribution and the generation of related cash flows.

                  MediaX evaluates its liquidity and capital needs on a continuous basis and based on MediaX's requirements and capital market conditions may, from time to time, raise working capital through additional debt or equity financing. There is no assurance that such financing will be available in the future to meet additional capital needs of MediaX, or as to the terms or conditions of any such financing that is available. Should there be any significant delays in the release of new products, or lack of acceptance in the marketplace for such products if released, or MediaX's working capital needs otherwise exceed its resources, the adverse consequences would be severe. The generation of MediaX's current growth and the expansion of MediaX's current business involve significant financial risk and require significant capital investment.

                  Because MediaX is in the development stage, thus incurred cumulative losses from inception through December 31, 1999 of $13,333,066 and lack of profitable operational history in internet services, MediaX's auditors, in their report on the financial statements of MediaX as of December 31, 1999, expressed doubt about MediaX's ability to continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. MediaX intends to obtain additional debt and equity financing for marketing, development and the funding of operations as well as the generating of income from product sales and services. Management believes these funding sources will be sufficient to fund its capital expenditures, working capital requirements and other cash requirements through December 31, 2000. There is no assurance MediaX will be able to obtain sufficient additional funds when needed, or that, such funds, if available, will be obtainable on terms satisfactory to MediaX.


ITEM 7.  FINANCIAL STATEMENTS

                  Please see pages F-1 through F-27.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 On January 11, 2000, MediaX filed on Form 8-K, reporting a change of MediaX's accountants. Davis & CO., CPA's P.C was previously the principal accountants for MediaX. On January 4, 2000, Davis & CO., CPA's P.C was disengaged by MediaX as principal accountants and Corbin & Wertz was engaged as principal accountants to audit the accounts of MediaX for the year ending December 31, 1999. The decision to change accountants was approved by MediaX's Board of Directors.

         During the fiscal years ended December 31, 1998 and 1997 and through the date of this report, there were no disagreements with Davis & CO., CPA's P.C on any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure which disagreement, if not resolved to the satisfaction of Davis & CO., CPA's P.C , would have caused them to make reference to the matter of such disagreement in connection with the Form 8-K, dated January 11, 2000. The accountant's report for the fiscal years ended December 31, 1998 and 1997 was modified as to uncertainty that MediaX will continue as a going concern. MediaX has suffered recurring losses from operations, and has net working capital and stockholders' equity deficiencies. These matters raise substantial doubt about MediaX's ability to continue as a going concern.

         MediaX had requested that Davis & CO., CPA's P.C furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter is filed as Exhibit 1 to the Form 8-K, dated January 11, 2000, incorporated herein by reference.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                  The directors and executive officers of MediaX, their ages, positions held in MediaX, and duration as such, are as follows:

                  NAME                      AGE     POSITION HELD AND TENURE

                  Nancy Poertner            44       President, Secretary and
                                                     Director since February 23,
                                                     1996
                  Rainer Poertner           52       Director since February 23,
                                                     1996
                  Matthew MacLaurin         33       Director, Executive V.P.
                                                     since June 27, 1996
                  Jacqueline Cabellon       38       Controller since November
                                                     16, 1998

         BUSINESS EXPERIENCE

                  The following is a brief account of the education and business experience during at least the past five years of MediaX's directors, executive officers, and key employees, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

                  NANCY POERTNER, PRESIDENT, SECRETARY AND DIRECTOR. Ms. Poertner has been involved in the entertainment industry since 1979. From 1981 to December 1995, she was Vice President for a major artist management company based in Los Angeles, where she was responsible for all aspects of artist management domestic and international touring, marketing, promotion and album recordings. In addition, from 1991 to December 1995, she led the international department of a major record label distributed through MCA, resulting in sales generating five international gold records, five top fifteen singles and two number one positions. Several of the entertainers she has worked with include Matthew Broderick, Rod Stewart, Toni Braxton, Suzanne Hoffs (Bangles) and recording artist Morrissey. As a result of her years in the business, Ms. Poertner has extensive personal relationships throughout the domestic and international film and recording industries. Ms. Poertner was educated overseas, graduated with a Bachelor of Arts in Education and taught in Afghanistan and Turkey through the Peace Corps.

                  RAINER POERTNER, DIRECTOR. Mr. Poertner has served as a Director of MediaX since February 23, 1996. Mr. Poertner has a twelve-year track record of bringing new and innovative computer hardware and software technology to the international market place. He has served as President and a Director of Syncronys Softcorp since May 8, 1995, and as Chief Executive Officer since July 1, 1995. He left the company to fully concentrate on MediaX in July 1998. He co-founded Seamless Software Corporation ("Seamless") and served as Director and as President of Seamless from its inception in May 1993 until its merger with Syncronys Softcorp on May 8, 1995. After having held several positions in the European and U.S. entertainment industries, he founded Hybrid Arts, Inc., in 1986 by arranging $3 million of venture financing for ADAP - the first Direct-to-Disk Digital Recording System. After arranging Hybrid Art's sale in 1991, Mr. Poertner became a consultant for Hydra Systems, Inc., which developed and marketed ANDOR - a fully functional Macintosh CPU on a PC peripheral card. Hydra Systems subsequently sold the technology and the inherent rights to a company in Seoul, South Korea in 1992. Mr. Poertner received degrees in economics from the University of Frankfurt in 1975 and the Klinger Business School in 1973.

                  Rainer Poertner and Nancy Poertner are husband and wife.

                  MATTHEW MACLAURIN, EXECUTIVE VICE PRESIDENT. Mr. MacLaurin's experience stretches back to the early days of personal computers when, 17 years ago, he developed games for the Commodore Pet 2001. Later, Mr. MacLaurin joined Sapiens Software to create tools for artificial intelligence engineering on the IBM PC XT platform. He was the key engineer for the development and implementation of Common Lisp, a computer language for the 640K DOS platform. At Apple Computer he secured funding for, designed and led the development of the patented GATE system, a leading-edge artificial intelligence testing system. In Apples Advanced Product Group, he led the development of a revolutionary pen-based computer called Bauhaus, which incorporated handwriting recognition and an advanced artificial intelligence memory system. In 1994, Mr. MacLaurin joined forces with Gaben Chancellor to found the original MediaX, Inc.

                 JACQUELINE CABELLON, CPA. Ms. Cabellon has been controller of MediaX since November 16, 1998. Prior to that, Ms. Cabellon practiced as a certified public accountant assisting companies with consulting and accounting projects since January, 1993. Prior to that time, she was an accountant with local accounting firms since December, 1986.

         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                  No persons who were either a Director, Officer or beneficial owner of more than 10% of MediaX's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

                  The following table sets forth information regarding the executive compensation for MediaX's President and Executive V.P. for the years ended December 31, 1999, 1998 and 1997 from MediaX and its subsidiaries. No other executive officer received compensation in excess of $100,000 during these periods. Directors serve with out compensation.


  Summary Compensation Table

Name and Principal Position                         Fiscal   Salary                  Other Annual                Options
                                                  Year        ($)                  Compensation  ($)             Granted
---------------------------------------- ------------------- ------------------ ------------------------- -----------------------

         Nancy Poertner                             1999     185,000                  10,157 (1)                     0
         President,                                 1998     185,000                   3,500                        N/A
         Secretary, Director                        1997     158,458                   6,720                        N/A
---------------------------------------- ------------------- ------------------ ------------------------- -----------------------
         Matthew MacLaurin                          1999     143,333                  51,370 (2)                  500,000
         Executive                                  1998     125,000                    N/A                        50,000
         VP, Director                               1997     114,000                    N/A                         N/A
---------------------------------------- ------------------- ------------------ ------------------------- -----------------------
         Rainer Poertner                            1999       N/A                   120,000 (3)                  500,000
         Chairman   Of  the   Board  of             1998       N/A                    50,000                       50,000
         Directors                                  1997       N/A                      N/A                         N/A
---------------------------------------- ------------------- ------------------ ------------------------- -----------------------

(1)      Represents automobile allowance and a 1999 bonus of $1,657.

(2)      Represents a 1999 bonus of $1,370 and a signing bonus of $50,000.

(3) Represents consulting payments made under a consulting agreement. Effective January, 2000, the Chairman accepted a management position with MediaX.

         OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information with respect to grants of options ("Options") to purchase Common Stock under the Stock Option Plan to the Named Executive Officers during the fiscal year ended December 31, 1999.


                                                                                                 Potential Realizable
                                 Number of      % of Total                                         Value at Assumed
                                Securities        Options                                        Annual Rate of Stock
                                Underlying      Granted to       Exercise                          Appreciation for
                                  Options        Employees         Price       Expiration           Option Term(2)
           Name                 Granted(#)    in Fiscal Year     ($/sh)(1)        Date             5%             10%
           ----                 ----------    --------------     ---------     ----------    --------------- --------

    Matthew MacLaurin          500,000              46.01           1.12            12/31/08    588,000        616,000

    Rainer Poertner            500,000              46.01           1.12            12/31/08    588,000        616,000


(1) The exercise price was market value of the Common Stock on the date of grant.

(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on option exercises are dependent upon other factors, including the future performance of the Common Stock and overall stock market conditions.

         OPTION EXERCISES AND FISCAL YEAR END VALUE

         The following table sets forth with respect to the Named Executive Officers information with respect to options exercised, unexercised options and year-end option values with respect to options to purchase shares of Common Stock.


Aggregated Option Exercises During Fiscal 1999 and Fiscal Year-End Option Values

                                                               Number of Securities
                                                                    Underlying                   Value of Unexercised
                              Shares           Value          Unexercised Options at             In the Money Options
                            Acquired on      Realized            December 31, 1999             at December 31, 1999 (1)
                                                          -----------------------------     ---------------------------
        Name                Exercise(#)         ($)         Exercisable   Unexercisable       Exercisable   Unexercisable
        ----               ------------      --------     -------------- --------------     -------------- --------------

  Matthew MacLaurin                --              --     16,666         533,334                9,707        240,000
  Rainer Poertner                  --              --     16,666         533,334                9,707        240,000


(1) Represents the difference between the last reported sale price of the Common Stock on December 31, 1999 and the exercise price of the option multiplied by the applicable number of shares.

         EMPLOYMENT AGREEMENTS

MediaX entered into an employment agreement with its President. The agreement which expires in December 2001, provides for an annual base salary of $185,000 and increases to $215,000. The aggregate minimum annual commitment for future payments at December 31, 1999 was approximately $400,000. Amounts paid pursuant to this agreement totaled $185,000 for the years ended December 31, 1999 and 1998, respectively.

MediaX entered into an employment agreement with its executive vice president. The agreement, which expires in June 2001, provides for an annual base salary of $185,000 and increases to $215,000. The aggregate minimum annual commitment for future payments at December 31, 1999 was approximately $307,500. Amounts paid pursuant to this agreement totaled $143,000 and $125,000 for the years ended December 31, 1999 and 1998, respectively.

Both of these agreements also provide for a bonus at the end of each fiscal quarter as determined by MediaX's Board of Directors. No bonuses have been declared or paid since inception. Both the President and Executive Vice-President may voluntarily terminate their employment at any time.

Consulting Fees to Officer/Director

Beginning August 1, 1998, MediaX's chairman provides services to MediaX pursuant to a month to month consulting agreement requiring $10,000 for each month worked. During 1999 and 1998, MediaX expensed $120,000 and $50,000, respectively, related to this agreement. As of December 31, 1999, $40,000 is accrued and included in accounts payable. In January 2000, the Chairman accepted a full-time management position with MediaX.

         STOCK OPTION PLAN

                  During April 1996, the Board of Directors adopted a Stock Option Plan (the "Plan"), and on July 3, 1996, the Corporation's shareholders approved the Plan. The Plan authorized the issuance of options to purchase up to 100,000 shares of MediaX's Common Stock. During December 1998, MediaX amended the Plan to increase the available amount of shares to purchase under the plan to 500,000 shares of MediaX's common stock. All options granted must have an exercise price no less than the stock's fair market value on the date of grant.

                  The Plan allows the Board to grant stock options from time to time to employees, officers, directors and consultants of MediaX. The Board has the power to determine at the time that the option is granted whether the option will be an Incentive Stock Option (an option which qualifies under Section 422 of the Internal Revenue Code of 1986) or an option which is not an Incentive Stock Option. Vesting provisions are determined by the Board at the time options are granted. The option price for any option will be no less than the fair market value of the Common Stock on the date the option is granted.

                  Since all options granted under the Plan must have an exercise price no less than the fair market value on the date of grant, MediaX will not record any expense upon the grant of options, regardless of whether or not they are incentive stock options. Generally, there will be no federal income tax consequences to MediaX in connection with Incentive Stock Options granted under the Plan. With regard to options that are not Incentive Stock Options, MediaX will ordinarily be entitled to deductions for income tax purposes of the amount that option holders report as ordinary income upon the exercise of such options, in the year such income is reported.

                  Options granted under the Plan to employees, officers and directors was 193,000 shares at an exercise price of $0.98 for 1998 and 93,000 shares at an exercise price of $1.68 for 1999.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following table sets forth, as of March 31, 2000 the stock ownership of each person known by MediaX to be the beneficial owner of five percent or more of MediaX's Common Stock, each Officer and Director individually, and all Officers and Directors as a group. Each person has sole voting and investment power over the shares except as noted.


                                                                            Amount and Nature
               Name and Address                                          of Beneficial Interest                      Percent
                                                                             of Common Stock                        of Class
----------------------------------------------------------------------- ------------------------------------- ---------------------


         Nancy Poertner                                                          1,359,375 (1)(2)                         14.41
         8522 National Blvd., Suite  110
         Culver City, CA 90232
----------------------------------------------------------------------- ------------------------------------- ---------------------
         Rainer Poertner                                                         1,359,375 (1)(2)                         14.41
         8522 National Bvd, Suite 110
         Culver City, CA 90232
----------------------------------------------------------------------- ------------------------------------- ---------------------
         Assisi Limited Partnership                                              1,359,375 (1)(2)                         14.41
         10866 Wilshire Blvd., 15th Floor
         Los Angeles, CA  90024
----------------------------------------------------------------------- ------------------------------------- ---------------------
         Matthew MacLaurin                                                          645,625(3)                            6.84
         8522 National Blvd, Suite 110
         Culver City, CA 90232
----------------------------------------------------------------------- ------------------------------------- ---------------------
         All Directors and Officers                                               2,005,000 (1)(2)(3)                     21.25
           as a group (3 persons)
----------------------------------------------------------------------- ------------------------------------- ---------------------
         Liviakis Financial Communications, Inc.                                 888,800 (4)                              9.42
         495 Miller Ave, Third Floor
         Mill Valley, CA 94941
----------------------------------------------------------------------- ------------------------------------- ---------------------
         Apple Investors LLC                                                      658,815 (5)                              7.00
         1 World Trade Center, Suite 4563
         New York, NY 10048
----------------------------------------------------------------------- ------------------------------------- ---------------------

(1) Assisi Limited Partnership is a Nevada Limited Partnership of which Nancy Poertner is a General Partner and owns a 100% interest. Amount of common shares owned 809,375. Rainer Poertner may be deemed to be a beneficial owner of the shares owned by Assisi Limited Partnership by virtue of his spousal relationship to Nancy Poertner. Mr. Poertner disclaims any beneficial interest in such shares.

(2) Amount beneficially owned by Mr. Poertner as reported and filed on Form 4s dated May 21, 1999 and February 2000 - Options to purchase common shares total 550,000 were granted to Mr. Rainer Poertner with exercise prices of $.98 and $1.12.

(3) Amount beneficially owned by Mr. MacLaurin as reported and filed on Form 4s dated July 27, 1999 and February 2000 - Option to purchase common shares total 550,000 were granted to Mr. MacLaurin with exercise prices of $.98 and $1.12. Amount of common shares owned 95,625.

(4) Amount beneficially owned by Liviakis Financial Communications, Inc. as reported and filed on Form Schedule 13G dated December 31, 1999.

(5) Amount beneficially owned by Apple Investors LLC as reported and filed on Form Schedule 13G dated August 24, 1999.


                 MediaX knows of no arrangement or understanding, the operation of which may at a subsequent date result in a change of control of MediaX.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         TRANSACTIONS INVOLVING MEDIAX

                  On December 6, 1995, Zeitgeist, Inc. loaned Nancy Poertner, MediaX's President, $50,000 pursuant to an unsecured note bearing interest at 4% and with a due date of January 1, 2000. On February 25, 1996, an additional $50,000 was loaned to Ms. Poertner on the same terms. As of the date of this report, a new due date has yet to be determined. The total amount owed to MediaX under these notes is $115,830 at December 31, 1999.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      3. EXHIBITS.


         #                                    DESCRIPTION                                             LOCATION
         ------------ ----------------------------------------------------------- -------------------------------------------------

         .1           Certificate of Incorporation                                Incorporated  by reference to Exhibit 3.1 to the
                                                                                  Company's  Registration  Statement  on Form S-18
                                                                                  (No. 33-28258)

         .1(a)        Articles of  Amendment  to the  Articles of  Incorporation  Incorporated  by reference to Exhibit  3.1(a) to
                      dated   February  23,   1996,   for  the  name  change  to  the  Company's  Form  10-KSB  for the year ended
                      Zeitgeist  Werks, Inc.                                      December 31, 1995

         .1(b)        Articles of  Amendment  to the  Articles of  Incorporation  Incorporated by reference  to  Exhibit  3.1(b)  to dated August  15,  1996,  for the  name  change  to  MediaX the Company's  Form  10-KSB  for the  year  ended
                      Corporation                                                 December 31, 1996

         .1(c)        Certificate of Amendment Reverse Split                      Incorporated  by reference to Exhibit  3.1(c) to
                                                                                  the Company's Schedule 14C

         .2           Bylaws                                                      Incorporated  by reference to Exhibit 3.2 to the
                                                                                  Company's  Registration  Statement  of Form S-18
                                                                                  (No. 33-28258)

         0.1          Disengagement  Agreement  dated  February 20,  1997,  with  Incorporated  by  reference  to Exhibit  10.1 to
                      Gaben   Chancellor                                          the  Company's  Form  10-KSB  for the year ended
                                                                                  December 31, 1996

         0.2          Employment  Agreement  dated  January  1, 1996 with  Nancy  Incorporated  by  reference  to Exhibit  10.2 to
                      Poertner                                                    the  Company's  Form  10-KSB  for the year ended
                                                                                  December 31, 1996.

         0.3          Employment  Agreement  dated  June 26,  1996 with  Matthew  Incorporated  by  reference  to Exhibit  10.3 to
                      MacLaurin                                                   the  Company's  Form  10-KSB  for the year ended
                                                                                  December 31, 1996.

         0.4          Consulting Agreement with Ted Ralston                       Incorporated  by  reference  to Exhibit  10.4 to
                                                                                  the  Company's  Form  10-KSB  for the year ended
                                                                                  December 31, 1998

         0.5          Consulting Agreement with The Globus Group, Inc             Incorporated  by  reference  to Exhibit  10.5 to
                                                                                  the  Company's  Form  10-KSB  for the year ended
                                                                                  December 31, 1998.

         0.6          Consulting    Agreement    with    Winchester   Investment  Incorporated  by  reference  to Exhibit  10.6 to
                      Securities, Inc.                                            the  Company's  Form  10-KSB  for the year ended
                                                                                  December 31, 1998.

         0.7          Consulting Agreement with Arnold Stiefel                    Incorporated  by  reference  to Exhibit  10.7 to
                                                                                  the  Company's  Form  10-KSB  for the year ended
                                                                                  December 31, 1998.

         0.8          Consulting Agreement with Anne Challis                      Incorporated  by  reference  to Exhibit  10.8 to
                                                                                  the  Company's  Form  10-KSB  for the year ended
                                                                                  December 31, 1998.

         0.9          Consulting     Agreement    with    Liviakis     Financial  Incorporated  by reference  to Exhibit  10.9 to
                      Communications, Inc.                                        the  Company's  Form  10-KSB  for the year ended
                                                                                  December 31, 1998.


         #                                    DESCRIPTION                                             LOCATION
         ------------ ----------------------------------------------------------- -------------------------------------------------

         0.10         Consulting Agreement with Richard O. Weed                   Incorporated  by  reference  to Exhibit  10.A to
                                                                                  the  Company's  registration  statement  on Form
                                                                                  S-8  (No. 33-28258)

         0.11         Consulting Agreement with Steven H. Dong                    Incorporated  by  reference  to Exhibit  10.B to
                                                                                  the  Company's  registration  statement  on Form
                                                                                  S-8  (No. 33-28258)

         0.12         1996 Stock Option Plan and Amendment                        Incorporated  by  reference  to Exhibit  10.C to
                                                                                  the  Company's  registration  statement  on Form
                                                                                  S-8  (No. 33-28258)

         0.13         Consulting Agreement with CSK Securities Research           Incorporated by reference to Exhibit 10.13  to
                                                                                  the Company's Form 10-KSB for the year ended
                                                                                  December 31, 1998.

         0.14         Consulting Agreement with Robert J. Adsit                   Incorporated by reference to Exhibit 10.14 to
                                                                                  the Company's Form 10-KSB for the year ended
                                                                                  December 31, 1998.

         0.15         Consulting Agreement with John H. Shaw                      Incorporated by reference to Exhibit 10.15 to
                                                                                  the Company's Form 10-KSB for the year ended
                                                                                  December 31, 1998.

         0.16         Consulting Agreement with Retail OEM International Inc.     Incorporated by reference to Exhibit 10.16 to
                                                                                  the Company's Form 10-KSB for the year ended
                                                                                  December 31, 1998.

         0.17         Consulting Agreement with SME Financial Communications      Incorporated by reference to Exhibit 10.17 to
                                                                                  the Company's Form 10-KSB for the year ended
                                                                                  December 31, 1998.

         0.18         Consulting Agreement with Business News Network Inc.        Incorporated by reference to Exhibit 10.18 to
                                                                                  the Company's Form 10-KSB for the year ended
                                                                                  December 31, 1998.

         0.19         Consulting Agreement with Willow Run                        Incorporated by reference to Exhibit 10.19 to
                                                                                  the Company's Form 10-KSB for the year ended
                                                                                  December 31, 1998.

         0.20         Consulting Agreement with Tim Werry                         Incorporated by reference to Exhibit 10.20 to
                                                                                  the Company's Form 10-KSB for the year ended
                                                                                  December 31, 1998.

         0.21         Agreement with Business News Network Inc.                   Incorporated  by reference  to Exhibit  10.21 to
                                                                                  the  Company's  Form  10-KSB  for the year ended
                                                                                  December 31, 1998.

         0.22         Agreement with Apple Investors LLC                          Incorporated  by reference  to Exhibit  10.22 to
                                                                                  the  Company's  Registration  Statement  on Form
                                                                                  S3. (No. 33-28258)

         27           Financial Data Schedule                                     Filed herewith electronically


         (b)      REPORTS ON FORM 8-K.

On January 11, 2000, MediaX filed on Form 8-K, dated January 11, 2000, reporting a change of MediaX's accountants. Davis & CO., CPA's P.C was previously the principal accountants for MediaX. On January 4, 2000, Davis & CO., CPA's P.C was disengaged by MediaX as principal accountants and Corbin & Wertz was engaged as principal accountants to audit the accounts of MediaX for the year ending December 31, 1999. The decision to change accountants was approved by MediaX's Board of Directors.

                                   SIGNATURES



                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:    April 13, 2000        MEDIAX CORPORATION

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


                  Signature                          Title                                     Date

          /s/   Nancy Poertner               President, Secretary                      April 13, 2000
          -----------------------            and Director
              Nancy Poertner

          /s/ Rainer Poertner                Director                                  April 13, 2000
          -----------------------
              Rainer Poertner

          /s/ Matthew MacLaurin              Executive V.P. and                        April 13, 2000
          -----------------------            Director
              Matthew MacLaurin

          /s/ Jacqueline Cabellon            Controller (Principal                     April 13, 2000
          -----------------------            Accounting Officer)
              Jacqueline Cabellon


                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Reports........................................ F-1-F-2

Balance Sheet as of December 31, 1999.................................F-3

Statements of Operations for the years ended December 31, 1999 and
     1998 and for the period from March 30, 1995 (date of inception)
     through December 31, 1999 .......................................F-4

Statements of Stockholders' Equity (Deficit) for the years ended
     December 31, 1999 and 1998 and for the period from March 30, 1995
     (date of inception) through December 31, 1999....................F5-F-10

Statements of Cash Flows for the years ended December 31, 1999 and 1998 and for the period from March 30, 1995 (date of inception)
     through December 31, 1999 .......................................F-11-F-12

Notes to the Financial Statements ....................................F-13-F-27

INDEPENDENT AUDITORS' REPORT



Board of Directors
MediaX Corporation


We have audited the accompanying balance sheet of MediaX Corporation (a development stage company) (the "Company") as of December 31, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company is a development stage company which has experienced significant losses since inception with no significant revenues. These factors and other factors discussed in Note 1 to the financial statements raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        /s/  CORBIN & WERTZ
                                        --------------------------------------
                                             Corbin & Wertz


Irvine, California
March 17, 2000

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
MediaX Corporation


We have audited the accompanying statements of operations, stockholders' equity (deficit) and cash flows of MediaX Corporation (a development stage company) (the "Company") for the year ended December 31, 1998 and the period from March 30, 1995 (date of inception) to December 31, 1998 (as restated - see Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company's operations and cash flows for the year ended December 31, 1998 and for the period from March 30, 1995 (date of inception) to December 31, 1998 (as restated - see Note 1), in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company is a development stage company which has experienced significant losses since inception with no significant revenues. These factors and other factors discussed in Note 1 to the financial statements raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        /s/  DAVIS & CO., CPAs, P.C.
                                        --------------------------------------
                                             David & Co., CPAs, P.C.

Englewood, Colorado
March 26, 1999


                               MEDIAX CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET

                                December 31, 1999

                                     ASSETS


Current assets:
     Cash and cash equivalents                                                                  $         760,307
     Accounts receivable, net of reserve of $8,500                                                          2,218
     Inventories                                                                                           12,855
     Prepaid advertising costs                                                                            708,125
     Other prepaid expenses                                                                                52,097
                                                                                                 ----------------
         Total current assets                                                                           1,535,602
                                                                                                 ----------------
Property and equipment, at cost:
     Computer equipment                                                                                   334,640
     Office equipment                                                                                      36,580
     Leasehold improvements                                                                                 7,630
                                                                                                 ----------------
                                                                                                          378,850
     Less accumulated depreciation and amortization                                                      (276,723)
                                                                                                 ----------------
         Property and equipment, net                                                                      102,127

Deposits and other assets                                                                                  35,372
                                                                                                 ----------------
                                                                                                $       1,673,101

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                                           $         400,556
     Accrued payroll and related costs                                                                     28,048
     Accrued expenses                                                                                      19,916
                                                                                                 ----------------
         Total current liabilities                                                                        448,520

Long-term liabilities:
     Convertible notes payable                                                                          2,238,877
                                                                                                 ----------------
         Total liabilities                                                                              2,687,397
                                                                                                 ----------------
Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $.0001 par value per share; 10,000,000 shares
       authorized and no shares issued                                                                          -
     Common stock, $.0001 par value per share; 25,000,000 shares
       authorized; 6,667,800 shares issued and outstanding                                                    667
     Additional paid-in capital                                                                        12,154,940
     Subscription advances                                                                                278,993
     Stockholder notes and accrued interest receivable                                                   (115,830)
     Deficit accumulated during the development stage                                                 (13,333,066)
                                                                                                 ----------------
         Total stockholders' deficit                                                                   (1,014,296)
                                                                                                 ----------------
                                                                                                $       1,673,101
                                                                                                 ----------------

 See independent auditors' report and accompanying notes to financial statements


                               MEDIAX CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999

                                                                                                   March 30, 1995
                                                                                                (Date of  Inception)
                                                    Year Ended             Year Ended                 Through
                                                    December 31,          December 31,              December 31,
                                                       1999                   1998                      1999
                                                 ------------------     ------------------      ---------------------
                                                                         (As Restated -
                                                                           See Note 1)

Sales                                             $        55,918       $       162,021          $       838,575
Cost of sales                                             316,497               135,988                  863,387
                                                   --------------        --------------           --------------

Gross profit (loss)                                      (260,579)               26,033                  (24,812)

Operating expenses                                      5,016,299             3,244,333               10,446,469
                                                   --------------        --------------           --------------

Loss from operations                                   (5,276,878)           (3,218,300)             (10,471,281)
                                                   --------------        --------------           --------------

Other income (expense):
   Interest income                                         24,712                 6,926                   54,224
   Interest expense                                    (1,991,741)             (138,274)              (2,203,531)
   Loss on sale of asset                                        -                (2,093)                  (1,093)
   Other income                                                 -                     -                   16,501
                                                   --------------        --------------           --------------
         Total other income (expense)                  (1,967,029)             (133,441)              (2,133,899)
                                                   --------------        --------------           --------------

Loss before provision for income taxes                 (7,243,907)           (3,351,741)             (12,605,180)

Provision for taxes                                           800                   800                    3,200
                                                   --------------        --------------           --------------

Net loss                                          $    (7,244,707)      $    (3,352,541)         $   (12,608,380)
                                                   ==============        ==============           ==============

Basic and diluted loss per common share           $         (1.37)      $         (1.79)
                                                   ==============        ==============

Basic and diluted weighted average common
 shares outstanding                                     5,280,837             1,873,517
                                                   ==============        ==============

 See independent auditors' report and accompanying notes to financial statements


                               MEDIAX CORPORATION
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999

                                                                                                                        Stockholder
                                                                                                                           Notes
                                                       Common Stock                Additional                           and Accrued
                                              -------------------------------        Paid-in         Subscription        Interest
                                                 Shares            Amount            Capital           Advances         Receivable
                                              -------------     -------------     --------------    ---------------    -------------

Shares issued in March 1995 for cash of
$.00008 per share to an officer and
director                                      1,250,000        $    125           $  (25)           $      -           $       -

Loan to stockholder in December 1995                  -               -                -                   -             (50,000)

Net loss for the period from March 30,
1995 (date of inception) to December 31,
1995                                                  -               -                -                   -                   -
                                              ----------       --------           ------            --------           ---------
Balance at December 31, 1995                   1,250,000            125              (25)                  -             (50,000)

Adjustment for shares of ZeitGeist Werks,
Inc. outstanding immediately prior to
re-organization on February 23, 1996,
valued at net monetary asset amount               65,804              7          249,816                   -                   -

Loan to stockholder in February 1996                   -              -                -                   -             (50,000)

Exchange of 15,400 shares in March 1996 for
notes and interest payable at $20 per share       15,400              2          307,998                   -                   -

Issuance of 12,500 shares to consultant in
April  1996 in exchange for services at $10
per share                                         12,500              1          124,999                   -                   -

Cancellation of 203,750 shares by majority
stockholder in June 1996                        (203,750)           (20)            (184)                  -                   -

Issuance of 203,750 shares in June 1996 in
exchange for all of the stock of MediaX, Inc.    203,750             20              184                   -                   -


Continued


                               MEDIAX CORPORATION
                          (A Development Stage Company)

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999

                                                       Deficit
                                                     Accumulated              Total
                                                      During The          Stockholders'
                                                     Development              Equity
                                                        Stage               (Deficit)
                                                   -----------------     -----------------

Shares issued in March 1995 for cash of
$.00008 per share to an officer and
director                                              $      -             $       100

Loan to stockholder in December 1995                         -                 (50,000)

Net loss for the period from March 30,
1995 (date of inception) to December 31,
1995                                                   (37,238)                (37,238)
                                                      --------             -----------
Balance at December 31, 1995                           (37,238)                (87,138)

Adjustment for shares of ZeitGeist Werks,
Inc. outstanding immediately prior to
re-organization on February 23, 1996,
valued at net monetary asset amount                   (268,064)                (18,241)

Loan to stockholder in February 1996                         -                 (50,000)

Exchange of 15,400 shares in March 1996 for
notes and interest payable at $20 per share                  -                 308,000

Issuance of 12,500 shares to consultant in
April  1996 in exchange for services at $10
per share                                                    -                 125,000

Cancellation of 203,750 shares by majority
stockholder in June 1996                                     -                    (204)

Issuance of 203,750 shares in June 1996 in
exchange for all of the stock of MediaX, Inc.                -                     204



                                      F-5A

Continued


                               MEDIAX CORPORATION
                          (A Development Stage Company)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999

                                                                                                                        Stockholder
                                                                                                                           Notes
                                                       Common Stock                Additional                           and Accrued
                                              -------------------------------        Paid-in         Subscription        Interest
                                                 Shares            Amount            Capital           Advances         Receivable
                                              -------------     -------------     --------------    ---------------    -------------

Sale of 2,510 shares in June and July
1996 at  $20.80 per share                         2,510               -              52,200                -                   -

Sale of 35,000 shares in November and
December 1996 at $10.00 per share                35,000               3             349,997                -                   -

Accrued interest on stockholder notes
receivable                                            -               -                   -                -              (3,830)

Net loss                                              -               -                   -                -                   -
                                              ----------       --------           ---------         --------           ---------
Balance at December 31, 1996                   1,381,214            138           1,084,985                -            (103,830)

Sale of 35,000 shares in January and
February 1997 at $10.00 per share
(net of issuance costs of $80,000)                35,000              4             269,996                -                   -

Sale of 10,000 shares and warrants in
May   1997 at $7.00 per unit                      10,000               1             69,999                -                   -

Sale of 54,231 shares and warrants in
August and September 1997 at $10.40 per share     54,231               5            563,995                -                   -

Sale of 20,000 shares in August 1997 at
$7.40 per share                                   20,000               2            147,998                -                   -

Exchange of 40,000 shares in August 1997 for
note and interest payable at $7.94 per share      40,000               4            317,543                -                   -


Continued


                               MEDIAX CORPORATION
                          (A Development Stage Company)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999

                                                       Deficit
                                                     Accumulated              Total
                                                      During The          Stockholders'
                                                     Development              Equity
                                                        Stage               (Deficit)
                                            --     -----------------     -----------------

Sale of 2,510 shares in June and July
1996 at  $20.80 per share                                    -                  52,200

Sale of 35,000 shares in November and
December 1996 at $10.00 per share                            -                 350,000

Accrued interest on stockholder notes
receivable                                                   -                  (3,830)

Net loss                                              (643,553)               (643,553)
                                                      --------             -----------
Balance at December 31, 1996                          (948,855)                 32,438

Sale of 35,000 shares in January and
February 1997 at $10.00 per share
(net of issuance costs of $80,000)                           -                 270,000

Sale of 10,000 shares and warrants in
May   1997 at $7.00 per unit                                 -                  70,000

Sale of 54,231 shares and warrants in
August and September 1997 at $10.40 per share                -                 564,000

Sale of 20,000 shares in August 1997 at
$7.40 per share                                              -                 148,000

Exchange of 40,000 shares in August 1997 for
note and interest payable at $7.94 per share                 -                 317,547


                                      F-6A

Continued


                               MEDIAX CORPORATION
                          (A Development Stage Company)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999

                                                                                                                        Stockholder
                                                                                                                           Notes
                                                       Common Stock                Additional                           and Accrued
                                              -------------------------------        Paid-in         Subscription        Interest
                                                 Shares            Amount            Capital           Advances         Receivable
                                              -------------     -------------     --------------    ---------------    -------------
Issuance of 40,000 shares in exchange for
prepaid advertising in November 1997 at
$15.00 per share                                 40,000              4              599,996                -                   -

Issuance of 7,600 shares at par value
pursuant to other agreements in 1997
for services performed                            7,600              1                    7                -                   -

Accrued interest on stockholder notes
receivable                                            -               -                   -                -              (4,000)

Net loss                                              -               -                   -                -                   -
                                              ----------       --------           ---------         --------           ---------
Balance at December 31, 1997                   1,588,045            159           3,054,519                -            (107,830)

Sale of 104,000 shares in February and
May 1998 at $1.92 per share                      104,000             10             199,990                -                   -

Sale of 301,313 shares from April through
October 1998 at $1.39 per share                  301,313              30            419,970                -                   -

Fractional share adjustment for 10 for 1
reverse stock split on November 17, 1998              17               -                  -                -                   -

Estimated fair market value of warrants
issued in connection with the sale of stock
(as restated - see Note 1)                             -               -             456,622               -                   -


Continued


                               MEDIAX CORPORATION
                          (A Development Stage Company)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999

                                                       Deficit
                                                     Accumulated              Total
                                                      During The          Stockholders'
                                                     Development              Equity
                                                        Stage               (Deficit)
                                                   -----------------     -----------------
Issuance of 40,000 shares in exchange for
prepaid advertising in November 1997 at
$15.00 per share                                             -                600,000

Issuance of 7,600 shares at par value
pursuant to other agreements in 1997
for services performed                                       -                      8

Accrued interest on stockholder notes
receivable                                                   -                 (4,000)

Net loss                                            (1,330,341)            (1,330,341)
                                                    ----------             -----------
Balance at December 31, 1997                        (2,279,196)               667,652

Sale of 104,000 shares in February and
May 1998 at $1.92 per share                                  -                200,000

Sale of 301,313 shares from April through
October 1998 at $1.39 per share                              -                420,000

Fractional share adjustment for 10 for 1
reverse stock split on November 17, 1998                     -                      -

Estimated fair market value of warrants
issued in connection with the sale of stock
(as restated - see Note 1)                            (456,622)                     -


                                      F-7A

Continued


                               MEDIAX CORPORATION
                          (A Development Stage Company)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999

                                                                                                                        Stockholder
                                                                                                                           Notes
                                                       Common Stock                Additional                           and Accrued
                                              -------------------------------        Paid-in         Subscription        Interest
                                                 Shares            Amount            Capital           Advances         Receivable
                                              -------------     -------------     --------------    ---------------    -------------

Warrants exercised in December 1998 at $0.10
per share                                       200,000             20               19,980                -                   -

Sale of 167,000 shares in December 1998 at
$0.48 per share                                 167,000             17               79,983                -                   -

Estimated fair market value of  stock issued in
December 1998 for services rendered at $1.00 per
share (as restated - see Note 1)                 90,000              9               89,991                -                   -

Estimated fair market value of  restricted stock
issued in December 1998 for services
rendered at $0.96 per share (as restated
- see Note 1)                                   100,000             10               95,615                -                   -

Estimated fair market value of options and
warrants granted from February through
December 1998 to consultants for services
rendered (as restated - see Note 1)                   -              -              404,850                -                   -

Accrued interest on stockholder notes receivable      -              -                    -                -              (4,000)

Subscription advances in December 1998                -              -                    -          320,000                   -

Net loss (as restated - see Note 1)                   -              -                    -                -                   -
                                              ----------       --------           ---------         --------           ---------
Balance at December 31, 1998 (as restated -
 see Note 1)                                   2,550,375               255          4,821,520           320,000           (111,830)

Vested portion of intrinsic value of options
granted in 1998 to employees                           -                 -              1,237                 -                  -


Continued


                               MEDIAX CORPORATION
                          (A Development Stage Company)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999

                                                       Deficit
                                                     Accumulated              Total
                                                      During The          Stockholders'
                                                     Development              Equity
                                                        Stage               (Deficit)
                                                   -----------------     -----------------

Warrants exercised in December 1998 at $0.10
per share                                                    -                  20,000

Sale of 167,000 shares in December 1998 at
$0.48 per share                                              -                  80,000

Estimated fair market value of  stock issued in
December 1998 for services rendered at $1.00 per
share (as restated - see Note 1)                             -                  90,000

Estimated fair market value of  restricted stock
issued in December 1998 for services
rendered at $0.96 per share (as restated
- see Note 1)                                                -                  95,625

Estimated fair market value of options and
warrants granted from February through
December 1998 to consultants for services
rendered (as restated - see Note 1)                          -                 404,850

Accrued interest on stockholder notes receivable             -                  (4,000)

Subscription advances in December 1998                       -                 320,000

Net loss (as restated - see Note 1)                 (3,352,541)             (3,352,541)
                                                    ----------             -----------
Balance at December 31, 1998 (as restated -
 see Note 1)                                        (6,088,359)             (1,058,414)

Vested portion of intrinsic value of options
granted in 1998 to employees                                 -                   1,237



                                      F-8A


                               MEDIAX CORPORATION
                          (A Development Stage Company)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999

                                                                                                                        Stockholder
                                                                                                                           Notes
                                                       Common Stock                Additional                           and Accrued
                                              -------------------------------        Paid-in         Subscription        Interest
                                                 Shares            Amount            Capital           Advances         Receivable
                                              -------------     -------------     --------------    ---------------    -------------

Issuance of shares in January, February
and June 1999 for services rendered at
$3.56 per share average                           30,000              3             106,872                -                   -

Warrants exercised in January through
July 1999 at $0.30 per share                   1,638,667            164             496,843         (220,000)                  -

Sale of 340,000  restricted shares in
January,  March and April 1999 for cash at
$1.24 per share (including 16,000 shares
issued for finders fees)                         356,000             36            421,464                 -                   -

Exchange of 921,925 shares in February and
December 1999 for convertible debt and
interest at $1.70 per share                      921,925             92          1,566,075                 -                   -

Sale of 20,000 shares in February 1999 at
$1.00 per share                                   20,000              2             19,998                 -                   -

Issuance of restricted shares in March,
August and September 1999 for services
rendered at $2.04 per share average              830,000             83           1,689,724                -                   -

Subscription advances in March and April
1999                                                   -              -                   -          178,993                   -

Issuance of restricted stock in March 1999
for prepaid advertising at $1.97 per share       200,000             20             393,105                -                   -

Estimated fair market value of options granted
in March 1999 for prepaid advertising                  -              -             215,000                -                   -


Continued


                               MEDIAX CORPORATION
                          (A Development Stage Company)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999

                                                       Deficit
                                                     Accumulated              Total
                                                      During The          Stockholders'
                                                     Development              Equity
                                                        Stage               (Deficit)
                                                   -----------------     -----------------

Issuance of shares in January, February
and June 1999 for services rendered at
$3.56 per share average                                      -                 106,875

Warrants exercised in January through
July 1999 at $0.30 per share                                 -                 277,007

Sale of 340,000  restricted shares in
January,  March and April 1999 for cash at
$1.24 per share (including 16,000 shares
issued for finders fees)                                    -                  421,500

Exchange of 921,925 shares in February and
December 1999 for convertible debt and
interest at $1.70 per share                                  -               1,566,167

Sale of 20,000 shares in February 1999 at
$1.00 per share                                              -                  20,000

Issuance of restricted shares in March,
August and September 1999 for services
rendered at $2.04 per share average                          -               1,689,807

Subscription advances in March and April
1999                                                         -                 178,993

Issuance of restricted stock in March 1999
for prepaid advertising at $1.97 per share                   -                 393,125

Estimated fair market value of options granted
in March 1999 for prepaid advertising                        -                 215,000


                                      F-9A


                               MEDIAX CORPORATION
                          (A Development Stage Company)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999

                                                                                                                        Stockholder
                                                                                                                           Notes
                                                       Common Stock                Additional                           and Accrued
                                              -------------------------------        Paid-in         Subscription        Interest
                                                 Shares            Amount            Capital           Advances         Receivable
                                              -------------     -------------     --------------    ---------------    -------------

Options exercised in April, June and
August at $2.79 per share                        120,833             12             336,804                -                   -

Estimated fair market value of  options
granted in May and June 1999 to
consultants for services rendered                      -              -             453,600                -                   -

Estimated fair market value of  warrants
issued in August 1999 in connection with
convertible debt                                       -              -             345,400                -                   -

Value of beneficial and induced conversion in
connection with convertible debt                       -              -           1,287,298                -                   -

Accrued interest on stockholder notes
receivable                                             -              -                   -                -              (4,000)

Net loss                                               -              -                   -                -                   -
                                              ----------     ------------     --------------    ---------------    ---------------

Balance at December 31, 1999                   6,667,800     $      667       $  12,154,940     $    278,993       $    (115,830)
                                              ==========     =============    ===============   ===============    ===============


                               MEDIAX CORPORATION
                          (A Development Stage Company)

            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999

                                                       Deficit
                                                     Accumulated              Total
                                                      During The          Stockholders'
                                                     Development              Equity
                                                        Stage               (Deficit)
                                                   -----------------     -----------------

Options exercised in April, June and
August at $2.79 per share                                    -                 336,816

Estimated fair market value of  options
granted in May and June 1999 to
consultants for services rendered                            -                 453,600

Estimated fair market value of  warrants
issued in August 1999 in connection with
convertible debt                                             -                 345,400

Value of beneficial and induced conversion in
connection with convertible debt                             -               1,287,298

Accrued interest on stockholder notes
receivable                                                   -                  (4,000)

Net loss                                            (7,244,707)             (7,244,707)
                                               ------------------      ---------------

Balance at December 31, 1999                   $   (13,333,066)        $    (1,014,296)
                                               ==================      ===============



                                      F-10A

See independent auditors' report and accompanying notes to financial statements


                               MEDIAX CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999

                                                                                                           March 30, 1995
                                                                                                         (Date of Inception
                                                                Year Ended            Year Ended              Through
                                                               December 31,          December 31,           December 31,
                                                                 1999                    1998                  1999
                                                            -------------------     ----------------     ------------------
                                                                                     (As Restated -
                                                                                      See Note 1)

Cash flows from operating activities:
   Net loss                                                  $     (7,244,707)     $     (3,352,541)     $    (12,608,380)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization                                    47,112               103,003               273,516
      Allowance for doubtful accounts                                   8,500                     -                 8,500
      Software development costs written off                          294,192               255,000               341,667
      Estimated value of shares issued for
        consulting services                                         1,796,682               185,625             2,707,315
      Estimated value of options and warrants
        granted for consulting services                               800,237               404,850               859,687
      Estimated value of beneficial and induced
        conversion of debt                                          1,287,298                     -             1,632,698
      Amortization of debt issuance costs                             176,000                     -               176,000
      Interest accrued on convertible debt prior to
        conversion                                                    150,953                     -               150,953
      Interest accrued on stockholder notes
        receivable                                                     (4,000)               (4,000)              (15,830)
      Changes in operating assets and liabilities:
        Accounts receivable                                            66,090               (66,465)              (10,718)
        Prepaid expense                                               (21,772)                7,064               (52,097)
        Inventories                                                    79,908               (40,946)              (12,855)
        Prepaid advertising costs                                           -               500,000              (100,000)
        Deposits and other assets                                     (23,467)               (1,225)              173,494
        Accounts payable and accrued expenses                         129,013               222,620               430,341
        Accounts payable - related parties                                  -               (24,455)                    -
                                                              ---------------       ---------------       ---------------

   Net cash used in operating activities                           (2,457,961)           (1,811,470)           (6,045,709)
                                                              ---------------       ---------------       ---------------

Cash flows from investing activities:
   Acquisition of license agreement and trademark                           -               (81,135)             (102,287)
   Deferred software development costs                                      -              (105,238)             (405,238)
   Purchase of fixed assets                                           (60,023)              (32,113)             (299,287)
   Loans to stockholder                                                     -                     -              (100,000)
   Proceeds from sale of fixed assets                                       -                     -                 2,822
                                                              ---------------       ---------------       ---------------

   Net cash used in investing activities                              (60,023)             (218,486)             (903,990)
                                                              ---------------       ---------------       ---------------


Continued


                               MEDIAX CORPORATION
                          (A Development Stage Company)

                      STATEMENTS OF CASH FLOWS - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999

                                                                                                           March 30, 1995
                                                                                                         (Date of Inception
                                                                Year Ended            Year Ended             Through
                                                               December 31,          December 31,          December 31,
                                                                  1999                   1998                  1999
                                                            -------------------     ----------------     ------------------
                                                                                     (As Restated -
                                                                                      See Note 1)

Cash flows from financing activities:
   Principal payments on capital lease                                      -                (5,146)              (27,567)
   Subscription advances                                              178,993               320,000               498,993
   Net proceeds from sale of stock to investors                       441,500               700,000             2,616,952
   Net proceeds from the exercise of options
     and warrants                                                     613,823                20,000               633,823
   Retirement of notes payable                                              -               (32,276)             (155,269)
   Proceeds received from issuance of notes
    payable and convertible debentures (net of
    debt issuance costs of $176,000 in 1999)                        2,024,000               654,680             4,143,074
                                                              ---------------       ---------------       ---------------

   Net cash provided by financing activities                        3,258,316             1,657,258             7,710,006
                                                              ---------------       ---------------       ---------------

Change in cash and cash equivalents                                   740,332              (372,698)              760,307

Cash and cash equivalents, beginning of period                         19,975               392,673                     -
                                                              ---------------       ---------------       ---------------

Cash and cash equivalents, end of period                     $        760,307      $         19,975      $        760,307
                                                              ===============       ===============       ===============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
         Interest                                            $              -      $        150,151      $        223,667
                                                              ===============       ===============       ===============
         Income taxes                                        $            800      $            800      $          3,200
                                                              ===============       ===============       ===============


Supplemental schedule of non-cash investing and financing activities:
   See accompanying notes to the financial statements for additional information relating to non-cash investing and financing activities during fiscal 1999 and 1998.

See independent auditors' report and accompanying notes to financial statements

                               MEDIAX CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                 For The Years Ended December 31, 1999 and 1998
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Originally founded as a multi-media production studio in 1995, MediaX Inc. was acquired and became public in 1996 as ZeitGeist Werks, Inc. and subsequently renamed MediaX Corporation ("MediaX" or the "Company"). MediaX began as a real-time 3D computer game development company for distribution through both conventional and Internet distribution channels, as well as licensing through large publishers. After the acquisition, the Company's strategic focus is centered on the following: new media content, web site development for Internet and broadband channels, Internet-based commerce and on-line marketing.

MediaX designs, owns, operates, hosts and integrates a network of several distinct types of entertainment- based Internet web sites. The company is positioned to generate revenue through web site design services, the sale of artist specific merchandise, entertainment-related products, club subscriptions, endorsement opportunities for corporate sponsors, third party advertising and a variety of products provided by affiliates. In February 1999, the Company launched amuZnet.com, an entertainment destination and e-commerce site offering entertainment titles on CDs, DVDs, videos and movies for sale. The Company operates its own and/or third party marketing campaigns on amuZnet.com.

All content that is currently produced for the Internet will be re-purposed for interactive satellite broadcasting and can also easily be transferred to other broadband systems such as cable TV or ADSL subscriber systems without significant technological effort. This puts the Company in the position to have several outlets for the digital interactive content it produces. The Company has signed contracts with EchoStar (Dish Network) for the launch of an Interactive Satellite Channel and hopes to further tap into the rapidly emerging efforts of cable and telecom companies with its existing technology and content expected to be launched in late 2000. However, there can be no assurance that the Company will achieve its objectives or successfully implement its interactive satellite business plan.

Development Stage Company

The Company has been in the development stage since its formation due to the change in the Company's business plan in late 1998 with no significant revenues being generated from these proposed new activities. During the development stage, the Company is primarily engaged in raising capital, obtaining financing, advertising and promoting the Company and administrative functions along with developing a unique network of celebrity web sites, central e-commerce sites, unique entertainment and an on-line shopping experience.

                               MEDIAX CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

Restatement of 1998 Financial Statements

Based on updated information on certain transactions, the Company has restated its 1998 audited financial statements as follows:

         The estimated fair market value of 190,000 shares of restricted stock committed to be issued in December 1998 for services rendered (see Note
         4) were not recorded as the stock had not yet been issued. Based on updated information, the estimated fair market value of the stock has been recorded at $185,625. The estimated value of options and warrants to purchase 191,000 shares of common stock issued to consultants (see Notes 5 and 6) for services rendered were incorrectly recorded at $0. Based on updated information, the estimated fair value of the options and warrants was $415,190, of which $404,850 was recorded in 1998. In addition, the estimated value of the detachable warrants issued to purchase 3,676,667 shares of common stock in connection with sale of stock (see Note 4) were incorrectly recorded at $0. Based on updated information, the estimated fair value of the detachable warrants (recorded as stock dividends) has been recorded at $456,622. As a result of these restatements, the Company's loss for fiscal 1998 was restated to $3,352,541 from the previously recorded $2,762,066 and the loss per share was restated to $(1.79) from the previously recorded $(1.49).

Risk and Uncertainties

The Company is a development stage company subject to the substantial business risks and uncertainties of such an entity, including potential risk of business failure.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company's losses from operations through December 31, 1999 and lack of operating history, among other matters, raise substantial doubt about its ability to continue as a going concern. The Company hopes to obtain revenues from product sales and the development of celebrity web sites. In the absence of significant sales and profits, the Company intends to fund operations through additional debt and equity financing arrangements which management believes will be sufficient to fund its capital expenditures, working capital requirements and other cash requirements through December 31, 2000. There is no assurance the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               MEDIAX CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Year 2000

The Year 2000 issues relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If the Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents consist of demand deposits in banks with an initial maturity of 90 days or less. Cash equivalents are carried at cost which approximates market.

Inventories

Inventories  at  December  31,  1999  consist   primarily  of  artist   specific
merchandise sold over the Internet. Inventories are recorded at the lower of cost or market using the first-in, first-out method.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to seven years. Depreciation expense for the years ended December 31, 1999 and 1998 was $47,112 and $57,059, respectively. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

                               MEDIAX CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

Deferred Software Development Costs

Certain development costs of CD-rom masters were capitalized in accordance with SFAS No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and are reported at the lower of unamortized cost or net realizable value. Amortization will be taken commencing with the sales activity of the related product using the straight-line method and asset lives approximating the retail sales life of the final product, generally three to five years. During 1999 and 1998, due to the change in the Company's business plan, the Company wrote-off previously capitalized and in process software development costs of $294,192 and $255,000, respectively, which are recorded in the accompanying statements of operations.

Impairment of Long-Lived Assets

Management of the Company assesses the impairment of long-lived assets by comparing the future undiscounted net cash flows (without interest charges) from the use and ultimate disposition of such assets with their carrying amounts. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which such impairment is determined by management. There was no impairment of long-lived assets identified for the year ended December 31, 1999.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Stock Based Compensation

The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss), as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

                               MEDIAX CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

Sales of goods and services and the related cost of sales are recognized when orders are received and goods are shipped or services are delivered. Revenues from internet advertising and web development are recorded when earned.

Advertising

Advertising costs are expensed as incurred. Prepaid advertising costs represents the estimated market value of stock issued (see Note 4) and options granted (see
Note 5) to a third party for advertising to be received in future periods.

Basic and Diluted Loss Per Share

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the methodology of calculating earnings per share and renamed the two calculations, basic earnings per share (formerly primary) and diluted earnings per share (formerly fully diluted). The calculations differ by eliminating any common stock equivalents (such as stock options, warrants, etc.) from basic earnings per share and changes certain calculations when computing diluted earnings per share. The adoption of SFAS 128 has not materially impacted the Company's financial position or results of operations.

Basic and diluted loss per share were computed based on the weighted average number of shares outstanding for the period. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are antidilutive and thus not included in the diluted loss per share calculation.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 had no effect on the Company's financial statements as it had no comprehensive income components.

Segment Information

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. As the Company is currently in the development stage, the Company does not yet have any reportable segments.

                               MEDIAX CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value of Financial Instruments

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, receivables, trade payables, accrued expenses and convertible notes payable approximates their estimated fair values due to the short-term maturities of those financial instruments or because interest rates approximate market rates.

Recent Accounting Pronouncements

The FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.


Reverse Stock Split

Effective November 18, 1998, the Company's Board of Directors approved a reverse stock split of ten-to-one. All references throughout these financial statements to number of shares, per share amounts, stock option data and market prices of the Company's common stock have been restated to reflect the reverse stock split.

Reclassifications

Certain reclassifications have been made to the December 31, 1998 financial statements in order to conform to classification used in the current year.

NOTE 2 - CONVERTIBLE SUBORDINATED DEBENTURES AND NOTES PAYABLE

Included in convertible subordinated debentures payable at December 31, 1998 was $1,454,092 of various notes payable. The notes, bearing interest at the prime rate (prime rate at December 31, 1998 was 8.25%) plus 2% to 4%, were due on various dates through September 1999. In 1999, the Company offered the note holders an inducement to convert the notes with a current balance of $1,566,192 (including accrued interest in 1999 of $112,100) into common stock at $1.69 per share (estimated fair market value on the date of conversion was approximately $2.71 per share) or 921,925 shares. As a result of this induced conversion, the Company recorded additional interest expense of $938,112 during the year ended December 31, 1999.

                               MEDIAX CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999


NOTE 2 - CONVERTIBLE SUBORDINATED DEBENTURES AND NOTES PAYABLE, continued

In 1999, the Company entered into a securities purchase agreement with an investor, whereby the Company sold to the investor a $2,200,000 principal amount convertible note for $2,024,000 (net of debt issuance costs of $176,000, which were amortized to interest expense due to the immediate convertibility of this note). The note bears interest at 5% and is due on August 24, 2002. The holder of the note has the option to require interest payments in cash or stock. As of December 31, 1999, the Company has incurred interest expense related to the note in the amount of $38,877. The note is convertible at beneficial rates which vary based on recent stock prices and date of conversion, as defined. Due to the note being immediately convertible at the option of the noteholder, the Company has recorded a beneficial conversion of $349,186 that is included in interest expense at December 31, 1999. In addition, the Company gave the investor a warrant to purchase 220,000 shares of its common stock at $3.40 per share expiring in August 23, 2004 which was valued at $345,400 (based on Black-Scholes computation under SFAS 123 - see Note 6) and recorded as interest expense.

NOTE 3 - SUBSCRIPTION ADVANCES

Subscription advances represents monies received in advance from certain investors for the future exercise of warrants or purchase of stock. The total number of warrants to be exercised or the total number of shares to be purchased has not yet been determined. During 1999, $220,000 of the previously received advances were utilized to exercise certain warrants (see Note 4) and the Company received $178,993 of new advances. At December 31, 1999, the total outstanding balance on subscription advances was $278,993.

NOTE 4 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company's Articles of Incorporation authorize up to 10,000,000 shares of $.0001 par value preferred stock. Shares of preferred stock may be issued in one or more classes or series at such time the Board of Directors may determine. All shares of any one series shall be equal in rank and identical in all respects. As of December 31, 1999, the Board of Directors has designated 6,000,000 as Series A 10% convertible preferred stock ("Preferred A"). Each Preferred A share has a liquidation preference of $1 per share plus accrued dividends and is convertible at 3.5 shares of Preferred A into one common share. As of December 31, 1999, no preferred shares have been issued.

                               MEDIAX CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999


NOTE 4 - STOCKHOLDERS' EQUITY, continued

Common Stock

During April to December 1998, the Company sold 468,313 shares to an accredited investor for proceeds of $500,000. In addition, the Company granted to this investor warrants to purchase up to 3,676,667 shares of common stock at varying prices with a fair market value of $456,622 (based on Black-Scholes computation under SFAS 123) and recorded as a common stock dividend. The warrants expire on various dates through September 7, 2001 and the number of shares and price per share will not be adjusted for any future stock splits or reverse stock splits. In addition, the investor is limited to only exercise 200,000 warrants in any sixty-day period. 200,000 of these warrants were exercised during December of 1998 for proceeds of $20,000. During 1999, 1,608,667 of these warrants were exercised for proceeds of $422,007, of which $220,000 was received in prior year and recorded as subscription advances (see Note 3).

Another accredited unrelated investor purchased 104,000 shares during February 1998 for proceeds of $200,000.

During December 1998, the Company issued 190,000 shares of common stock valued at $185,625 (based on the market value on the date of grant) to consultants for services rendered.

During January 1999, the Company issued 30,000 shares of common stock in connection with the exercise of stock warrants for $75,000, in addition to the warrants exercised above.

During January through September 1999, the Company issued 30,000 shares of common stock valued at $106,875 (based on the market values on the dates of grant) and 830,000 shares of restricted common stock valued at $1,689,807 (based on the market values on the dates of grant) to consultants for services rendered.

During January through April 1999, the Company issued 20,000 shares of common stock and 340,000 shares (plus 16,000 shares issued for finders fees) of restricted stock for $20,000 and $421,500, respectively.

During March 1999, the Company issued 200,000 shares of restricted common stock valued at $393,125 (based on the market value on the date of grant) and options to purchase 100,000 shares of common stock with an estimated value of $215,000 (using the Black-Scholes option pricing model pursuant to SFAS 123) to a third party for prepaid advertising time (see Note 1).

During April through August 1999, the Company issued 120,833 shares of common stock in connection with the exercise of stock options for $336,816.

                               MEDIAX CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999


NOTE 5 - STOCK OPTIONS

In December 1998, the Company amended the incentive stock option plan adopted in 1996. The plan authorizes the issuance of options to purchase up to 500,000 shares of the Company's common stock. All options must have an exercise price of no less than the stock's fair market value on the date of grant. The option plan expires on December 10, 2008.

During fiscal 1998, pursuant to various employment agreements, the Company issued options to purchase 185,500 shares of the Company's common stock at an exercise price of $0.98. The options vest on various dates through December 2001 and are exercisable through December 10, 2008. A total of $3,711 of compensation expense will be recorded over the vesting period, of which $1,237 and $0 was recognized during 1999 and 1998, respectively.

From time to time, the Company issues stock options pursuant to various agreements and other compensatory arrangements.

During fiscal 1998, pursuant to various consulting and outside service provider agreements, the Company issued to consultants options to purchase 131,000 shares of the Company's common stock at exercise prices ranging from $0.98 to $7.50 per share. The options vest on various dates through December 2001 and are exercisable through December 2008. Total consulting expense of $134,090 (using the Black-Scholes option pricing model pursuant to SFAS 123 - see below) will be recorded over the vesting period, of which none and $123,750 was recognized at December 31, 1999 and 1998, respectively.

During fiscal 1999, the Company entered into various employment agreements wherein the Company has agreed to supplement compensation to certain employees in the form of stock options. Pursuant to the agreements, the Company issued options to purchase 1,086,700 shares of common stock at exercise prices ranging from $1.12 per share to $1.95 per share and vesting over a period ranging from one to three years from the date of grant. A total of approximately $537 of compensation expense will be recorded over the vesting period, of which none was recognized during fiscal 1999.

During fiscal 1999, pursuant to various consulting and outside service provider agreements, the Company issued to consultants options to purchase 294,400 shares of the Company's common stock at exercise prices ranging from $1.40 to $6.50 per share. The options vest on various dates through December 2002 and are exercisable through December 2009. Total consulting expense of $501,000 will be recorded over the vesting period of which $453,600 was recognized at December 31, 1999. Included in these options was 100,000 options that were issued for prepaid advertising costs. The estimated value of these options was $215,000 (using the Black-Scholes option pricing model pursuant to SFAS 123 - see below), which the Company has recorded as prepaid advertising on the balance sheet at December 31, 1999.

                               MEDIAX CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999


NOTE 5 - STOCK OPTIONS, continued


Following is a status of the stock options outstanding at December 31, 1999 and 1998 and the changes during the years then ended:

                                                          1999                                    1998
                                          -------------------------------------    -----------------------------------
                                                                  Weighted                                Weighted
                                                                  Average                                 Average
                                                                  Exercise                                Exercise
                                              Options              Price              Options              Price
                                          ----------------    -----------------    ---------------     ---------------

Outstanding, beginning of year                  331,635      $        2.15              15,135      $        14.68
     Granted                                  1,381,100               1.75             316,500                1.55
     Exercised                                 (120,833)             (2.79)                  -                   -
     Expired/Forfeited                          (33,667)              0.98                   -                   -
                                          -------------       ------------        ------------       -------------

Outstanding, end of year                      1,558,235      $        1.77             331,635      $         2.15
                                          =============       ============        ============       =============

Exercisable, end of year                        259,129      $        2.80             132,923      $         3.54
                                          =============       ============        ============       =============

Weighted average fair value of
  options granted                                            $        1.42                          $         0.97
                                                              ============                           =============

1,378,100 of the options outstanding at December 31, 1999 have exercise prices between $0.98 and $1.95, with a weighted average exercise price of $1.15 and a weighted average remaining contractual life of 8.4 years. 178,994 of these options are exerciseable at December 31, 1999. The remaining 180,135 options have exercise prices between $2.50 and $22.50, with a weighted average exercise price of $6.50 and a weighted average remaining contractual life of 2.6 years. 80,135 of these options are exercisable at December 31, 1999.

The fair value of each option granted during 1999 and 1998 to consultants and outside service providers is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 240 percent and 205 percent, respectively,
(iii) weighted-average  risk-fee interest rate of approximately 6.15 percent and
5.2 percent, respectively, and (iv) expected life of 2.75 years and 2.5 years, respectively.

Had compensation cost for the Company's 1999 and 1998 options granted to employees been determined consistent with SFAS 123, the Company's net loss and net loss per share for the year ended December 31, 1999 and 1998 would approximate the pro forma amounts below:


                                                          1999                                    1998
                                          -------------------------------------    -----------------------------------
                                            As Reported          Pro Forma          As Reported          Pro Forma
                                          ----------------    -----------------    ---------------     ---------------

Net loss                                $  (7,244,707)      $   (7,302,920)       $ (3,352,541)     $   (3,352,541)
Basic and diluted loss per share        $       (1.37)      $        (1.38)       $      (1.79)     $        (1.79)


                               MEDIAX CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999


NOTE 6 - STOCK WARRANTS

From time to time, the Company issues warrants pursuant to various consulting agreements.

During fiscal 1998, pursuant to contract agreements with outside consultants, the Company issued warrants to purchase 60,000 shares of the Company's common stock at exercise prices ranging from $2.50 to $15.00. The warrants vested on the date of grant and are exercisable through September 2001. Total expense of $281,100 representing the fair value of these warrants was recognized during fiscal 1998.

In connection with the sale of its common stock, the Company issued warrants to purchase 3,676,667 shares of the Company's common stock at exercise prices ranging from $0.10 to $0.40 (see Note 4). The warrants vest on the date of grant and are exercisable through September 2001. Total dividends of $456,622 representing the fair market value of these warrants was recognized as of December 31, 1998.

During fiscal 1999, the Company issued additional warrants to purchase 220,000 shares of the Company's common stock at an exercise price of $3.40 per share in connection with the issuance of convertible debt (see Note 2). The warrants vest on the date of grant and are exercisable through August 2004. Total additional interest expense of $345,400 representing the fair value of these warrants was recognized during fiscal 1999.

The following represents a summary of the warrants outstanding for the years ended December 31, 1999 and 1998:


                                                          1999                                    1998
                                          -------------------------------------    -----------------------------------
                                                                  Weighted                                Weighted
                                                                  Average                                 Average
                                                                  Exercise                                Exercise
                                             Warrants              Price              Warrants             Price
                                          ----------------    -----------------    ---------------     ---------------

Outstanding, beginning of year               3,600,898      $          0.57              66,841     $         14.09
     Granted                                   220,000                 3.40           3,736,667                0.33
     Exercised                              (1,638,667)                0.30            (200,000)               0.10
     Expired/Forfeited                               -                    -              (2,610)              30.00
                                         -------------       --------------        ------------      --------------

Outstanding, end of year                     2,182,231      $          1.06           3,600,898     $          0.57
                                         =============       ==============        ============      ==============

Exercisable, end of year                     2,182,231      $          1.06           3,600,898     $          0.57
                                         =============       ==============        ============      ==============

Weighted average fair value of
  warrants granted                                          $          1.57                         $          0.20
                                                             ==============                          ==============

1,868,000 of the warrants outstanding at December 31, 1999 have exercise prices between $0.10 and $0.27, with a weighted average exercise price of $0.14 and a weighted average remaining contractual life of 1.6 years. All of these warrants are exercisable at December 31, 1999. The remaining 314,231 warrants have exercise prices between $3.40 and $15.00, with a weighted average remaining contractual life of 4.8 years. All of these warrants are exercisable at December 31, 1999.

                               MEDIAX CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999


NOTE 6 - STOCK WARRANTS, continued

The fair value of each warrant granted during 1999 and 1998 is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 174 percent and 200 percent, respectively, (iii) weighted-average risk-free interest rate of approximately 5.95 percent and 4.66 percent, respectively, and (iv) expected life of 1.5 years.

NOTE 7 - RELATED PARTY TRANSACTIONS


Stockholder Notes and Accrued Interest Receivable

Stockholder notes receivable represents monies loaned to the Company's President and stockholder. The notes, which are due on demand, are uncollateralized and bear interest at 4% per annum. At December 31, 1999, the total outstanding balance was $115,830, including accrued interest of $15,830, of which $4,000 was recorded in 1999 and 1998, respectively. As the notes are due from the President and stockholder, the Company has presented the receivables as a reduction of stockholders' deficit at December 31, 1999.


Commitment - Employment Agreements

The Company entered into an employment agreement with its President. The agreement which expires in December 2001, provides for an annual base salary of $185,000 and increases to $215,000. The aggregate minimum annual commitment for future payments at December 31, 1999 was approximately $400,000. Amounts paid pursuant to this agreement totaled $185,000 for the years ended December 31, 1999 and 1998, respectively.

The Company entered into an employment agreement with its executive vice president. The agreement, which expires in June 2001, provides for an annual base salary of $185,000 and increases to $215,000. The aggregate minimum annual commitment for future payments at December 31, 1999 was approximately $307,500. Amounts paid pursuant to this agreement totaled $143,000 and $125,000 for the years ended December 31, 1999 and 1998, respectively.

Both of these agreements also provide for a bonus at the end of each fiscal quarter as determined by the Company's Board of Directors. No bonuses have been declared or paid since inception. Both the President and Executive Vice-President may voluntarily terminate their employment at any time.

Consulting Fees to Officer/Director

Beginning August 1, 1998, the Company's chairman provides services to the Company pursuant to a month to month consulting agreement requiring $10,000 for each month worked. During 1999 and 1998, the Company expensed $120,000 and $50,000, respectively, related to this agreement. As of December 31, 1999, $40,000 is accrued and included in accounts payable. In January 2000, the Chairman accepted a full-time management position with the Company.

NOTE 8 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes as of December 31, 1999 are as follows:


         Deferred tax asset:
              Net operating loss carryforward                                                   $       4,185,000
              Expense recognized for granting options and warrants                                        343,000
                                                                                                 ----------------
                    Total gross deferred tax asset                                                      4,528,000

              Less valuation allowance                                                                 (4,528,000)

                                                                                                $               -
                                                                                                 ================

The valuation allowance increased by approximately $2,941,800 during the year ended December 31, 1999. No current provision for income taxes for the periods ended December 31, 1999 and 1998 is required, except for minimum state taxes, since the Company incurred taxable losses during such years.

The provision for income taxes for fiscal 1999 and 1998 was $800 and differs from the amount computed by applying the U.S. federal income tax rate of 34% to loss before income taxes as a result of the following as of December 31:


                                                                              1999                      1998
                                                                       -------------------        -----------------

Computed tax benefit at federal statutory rate                          $     (2,463,000)       $      (1,140,000)
State income tax benefit, net of federal effect                                 (478,000)                (221,000)
Increase in valuation allowance                                                2,941,800                1,361,800
                                                                         ---------------         ----------------

                                                                        $            800        $             800
                                                                         ===============         ================


As of December 31, 1999, the Company had net operating loss carryforwards of approximately $10,760,000 and $5,960,000 for federal and state income tax reporting purposes, which begin expiring in 2011 and 2001, respectively.

In the event the Company were to experience a greater than 50% change in ownership as defined in Section 382 of the Internal Revenue Code, the utilization of the Company's net operating loss carryforwards could be severely restricted.

                               MEDIAX CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999


NOTE 9 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:


                                                                              1999                      1998
                                                                       -------------------        -----------------

Numerator for basic and diluted earnings per share:
     Net loss available to common stockholders                          $     (7,244,707)       $      (3,352,541)
                                                                         ===============         ================

Denominator for basic and diluted earnings per share:
     Weighted average shares                                                   5,280,837                1,873,517
                                                                         ===============         ================

Basic and diluted loss available to common
  stockholders per common share                                         $          (1.37)       $          (1.79)
                                                                         ===============         ===============

NOTE 10 - 401(k) RETIREMENT PLAN

On January 1, 1998, the Company adopted a Section 401(k) tax sheltered annuity program in which each full time employee with at least three months of service may contribute up to 15% of his/her gross salary (up to a maximum of $9,500 adjusted annually for inflation) annually on a tax-deferred basis. The Company is not required to make any employer contributions to the plan.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its corporate offices on a month-to-month basis for approximately $3,200 per month. Subsequent to December 31, 1999, the Company entered into an agreement to lease new corporate offices through December 2004. The agreement provides for monthly lease payments of $9,250.

The Company leases space for its research and production studio from an unrelated party under an operating lease agreement that expires June 30, 2000.

Future minimum annual commitments under lease agreements are as follows:


                          Years Ending
                          December 31
                   ---------------------------

                             2000                                                               $         130,000
                             2001                                                                         114,000
                             2002                                                                         118,000
                             2003                                                                         121,000
                             2004                                                                         125,000
                                                                                                 ----------------

                                                                                                $         608,000

                               MEDIAX CORPORATION
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

               For The Years Ended December 31, 1999 and 1998 and
             For The Period From March 30, 1995 (Date of Inception)
                            Through December 31, 1999


NOTE 11 - COMMITMENTS AND CONTINGENCIES, continued

Rent expense under operating leases was $78,088 and $70,869 for the years ended December 31, 1999 and 1998, respectively.

Direct Fulfillment Service

In December 1998, the Company entered into a consumer direct fulfillment service agreement with a third party. The agreement, which expires in December 2001, provides for a minimum monthly commitment fee of $2,000, increasing to $4,000 in August 1999, or 1.5% of sales. The aggregate minimum commitment for future payments at December 31, 1999 was approximately $96,000. Amounts paid pursuant to this agreement totaled $24,000 for the year ended December 31, 1999.

NOTE 12 - SUBSEQUENT EVENTS

In January 2000, the Company granted options to purchase 50,000 shares of the Company's common stock at an exercise price of $1.68 (estimated by the Company to be the fair market value) to consultants. The options vest immediately and are exercisable through December 2001. Total consulting expense to be recognized using the Black-Scholes option pricing model pursuant to SFAS 123 is approximately $80,000.

In February 2000, the Company granted options to employees to purchase 50,000 of the Company's common stock at an exercise price of $2.81 (estimated by the Company to be the fair market value). The options vest over a three-year period and are exercisable through December 2008.

In February 2000, noteholders of convertible debentures exercised their option to convert $102,575 (including accrued interest of $2,575) of debt into 75,981 shares of the Company's common stock.

In March 2000, the Company was ordered to pay an arbitration award of $170,000 plus costs of approximately $13,000 to an order fulfillment company. The award was a result of a breach of contract pursuant to a 1999 licensing agreement between the Company and the order fulfillment company; therefore the Company has recorded the related liability of approximately $183,000 at December 31, 1999 in the related balance sheet and statement of operations. The Company is in the process of challenging the arbitrator's authority and the arbitration provisions in the written agreement.

In March 2000, the Company issued 218,000 shares of the Company's common stock in connection with the exercise of warrants for $58,200, which was included in subscription advances as of December 31, 1999.