Form 10QSB
period 2000-03-31
MEDIAX CORP
filed 2000-05-15
CIK 849291

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACTOF 1934

                  For the Fiscal Quarter ended: March 31, 2000
                           Commission File No. 0-23780

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

The aggregate market value of the Issuer's Common Stock, $.0001 Par Value, held by non-affiliates of the Issuer, based on the closing sale price of the Common Stock on May 5, 2000 as reported on the OTC Bulletin Board, was approximately $10,419,359.

As of May 5, 2000 there were 7,442,432 shares of the Issuer's Common Stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure Format  (check one): Yes [ ]  No [X]

                               MEDIAX CORPORATION
                                   FORM 10-QSB



                                                                         Page

                                     PART I

Item 1.       Financial Statements

              Balance Sheet as of March 31, 2000 (unaudited) ..............3

              Statements of Operations for the Three Ended
              March 31, 2000 and 1999 (unaudited)..........................4

              Statements of Cash Flows for the Three Months Ended
              March 31, 2000 and 1999 (unaudited)..........................5

              Notes to the Financial Statements (unaudited) ...............7


Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................9


                                     PART II

Item 1.       Legal Proceedings............................................13

Item 2.       Changes In Securities........................................13

Item 3.       Defaults Upon Senior Securities..............................13

Item 4.       Submission of Matters to a Vote of Security Holders..........13

Item 5.       Other Information............................................13

Item 6.       Exhibits And Reports On Form 8-K.............................13

              Signatures...................................................14


                               MEDIAX CORPORATION
                                  Balance Sheet
                                   (Unaudited)

                                     ASSETS
Current assets:
     Cash and cash equivalents                                                                  $         335,378
     Accounts receivable, net of reserve of $8,500                                                          1,657
     Inventories                                                                                           12,761
     Prepaid advertising costs                                                                            708,125
     Other prepaid expenses                                                                                42,210
                                                                                                -----------------
         Total current assets                                                                           1,100,131
                                                                                                -----------------
Property and equipment, at cost:
     Computer equipment                                                                                   361,425
     Office equipment                                                                                      36,580
     Leasehold improvements                                                                                 7,630
                                                                                                -----------------
                                                                                                          405,635
     Less accumulated depreciation and amortization                                                      (289,554)
                                                                                                -----------------
         Property and equipment, net                                                                      116,081

Deposits and other assets                                                                                  35,136
                                                                                                -----------------
                                                                                                $       1,251,348
                                                                                                -----------------
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                                           $         501,917
     Accrued payroll and related costs                                                                     35,096
     Accrued expenses                                                                                       7,967
     Deferred revenue                                                                                     100,000
                                                                                                -----------------
         Total current liabilities                                                                        644,980

Long-term liabilities:
     Convertible notes payable                                                                          2,163,664
                                                                                                -----------------
         Total liabilities                                                                              2,808,644
                                                                                                -----------------
Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $.0001 par value per share; 10,000,000 shares
       authorized and no shares issued                                                                          -
     Common stock, $.0001 par value per share; 25,000,000 shares
       authorized; 6,961,781 shares issued and outstanding                                                    696
     Additional paid-in capital                                                                        12,405,338
     Subscription advances                                                                                320,793
     Stockholder notes and accrued interest receivable                                                   (116,830)
     Accumulated deficit                                                                              (14,167,293)
                                                                                                -----------------
         Total stockholders' deficit                                                                   (1,557,296)
                                                                                                -----------------
                                                                                                $       1,251,348
                                                                                                =================

   The accompanying notes are an integral part of these financial statements.


                               MEDIAX CORPORATION
                            Statements of Operations
                                   (Unaudited)

                                                                             For the Three Months Ended
                                                                                     March 31,
                                                                    ---------------------------------------------
                                                                             2000                   1999
                                                                    ---------------------  ----------------------

   Sales/Cost of sales
         Sales                                                      $             16,590   $             42,003
         Cost of sales                                                            (7,567)                (5,975)
                                                                    ---------------------  ----------------------
         Gross profit                                                              9,023                 36,028
                                                                    ---------------------  ----------------------

   Operating Expenses
         Operating and development                                               374,183                 95,254
         Sales and marketing                                                     111,931                103,252
         General and administrative                                              336,396              1,906,181
                                                                    ---------------------  ----------------------
                                                                                 822,510              2,104,687
                                                                    ---------------------  ----------------------
   Other Income (Expenses)
         Interest income                                                           7,069                  1,060
         Interest expense                                                        (27,807)              (403,174)
                                                                    ---------------------  ----------------------
                                                                                 (20,738)              (402,114)
                                                                    ---------------------  ----------------------

   Net loss                                                         $           (834,225)  $         (2,470,773)
                                                                    ====================   ======================
   Basic and diluted weighted average number of
    common shares                                                              6,739,200              3,747,553
                                                                    =====================  ======================
   Basic and diluted net loss per common share                      $               (.12)  $               (.66)
                                                                    =====================  ======================

   The accompanying notes are an integral part of these financial statements.


                               MEDIAX CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)

                                                                             For the Three Months Ended
                                                                                     March 31,
                                                                    ---------------------------------------------

                                                                             2000                   1999
                                                                    -------------------    ----------------------

   Cash flows from operating activities:
        Net loss                                                    $         (834,225)    $         2,470,773)
        Adjustments to reconcile net loss to net
        cash used in operating activities:
         Depreciation and amortization                                          11,067                  11,821
         Estimated value of shares issued
          for services rendered                                                      -               1,555,400
         Estimated value of options granted to employees                           352                     309
         Estimated value of options granted
          for consulting services                                               89,297                 108,000
         Estimated value of beneficial conversion and
          induced conversion of debt                                                 -                 371,876
         Interest accrued on convertible debt                                   27,363                  30,384
         Interest accrued on stockholder notes receivable                       (1,000)                 (1,000)
         Changes in operating assets and liabilities:
            Accounts receivable                                                    561                  (5,151)
            Prepaid Expense                                                      9,887                  19,227
            Inventories                                                             94                     637
            Accounts payable and accrued expenses                               96,460                 (57,968)
            Deferred revenue                                                   100,000                       -
                                                                    -------------------    ----------------------
        Net cash used in operating activities                                 (498,144)               (437,238)
                                                                    -------------------    ----------------------
   Cash flows from investing activities:
        Acquisition of intangible assets                                             -                (115,192)
        Purchase of fixed assets                                               (26,785)                 (7,266)
                                                                    -------------------    ----------------------
        Net cash used in investing activities                                  (26,785)               (122,458)
                                                                    -------------------    ----------------------
   Cash flows from financing activities:
        Subscription advances                                                  100,000                 187,250
        Net proceeds from sale of stock to investors                                 -                 201,500
        Net proceeds from the exercise of options and
          warrants                                                                   -                 161,250
                                                                    -------------------    ----------------------
        Net cash (used) provided by financing activities                       100,000                 550,000
                                                                    -------------------    ----------------------
   Change in cash and cash equivalents                                        (424,929)                 (9,696)

   Cash and cash equivalents, beginning of period                              760,307                  19,975
                                                                    -------------------    ----------------------
   Cash and cash equivalents, end of period                         $          335,378     $            10,279
                                                                    -------------------    ----------------------
   Supplemental  disclosures  of cash flow  information:  Cash paid  during  the period for:
                 Interest                                           $              444     $               915
                                                                    ===================    ======================
                 Income taxes                                       $                -     $                 -
                                                                    ===================    ======================

    Supplemental schedule of non-cash investing and financing activities:

      Conversion of convertible debt to equity                      $          102,575     $           350,000
                                                                    ===================    ======================

   The accompanying notes are an integral part of these financial statements.

                               MEDIAX CORPORATION
                   Notes to the Unaudited Financial Statements

Note 1:    BASIS OF PRESENTATION

The financial statements of MediaX Corporation ("MediaX") for the three months ended March 31, 2000 and 1999 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in MediaX's Form 10-KSB as of and for the year ended December 31, 1999. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of MediaX for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

Note 2:    THE COMPANY

MediaX began as a real-time 3D computer game and educational software developer. Its business plan late in 1998 successfully integrated internally developed 3D engineering and technology with the Internet. MediaX provides website design, hosting, online marketing, and e-commerce for music artists and its own entertainment site - amuZnet.com. Additionally, it continues to produce new media content for the Internet to repurpose them for interactive satellite broadcasting and other broadband channels. However, there can be no assurance that it will achieve its objectives or successfully implement its interactive satellite business plan.

Note 3:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE - Effective January 2000, as a result of several contracts entered into by MediaX to provide web design, marketing and other Internet services, management has determined that it is no longer in the development stage. All references to cumulative statements of operations and statements of cash flows have been eliminated in these accompanying financial statements.

GOING CONCERN - The accompanying financial statements have been prepared assuming MediaX will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. Losses from operations through March 31, 2000 and lack of operating history, among other matters, raise substantial doubt about its ability to continue as a going concern. In the absence of significant sales and profits, it intends to fund operations through additional debt and equity financing arrangements which management believes will be sufficient to fund its capital expenditures, working capital requirements and other cash requirements through December 31, 2000. On April 2000, MediaX entered into a private equity line of credit agreement with an investor to purchase an aggregate $6,000,000 of its common stock. Should MediaX fail to register this transaction, increase sales or raise the additional funds, MediaX will have insufficient funds for its intended operations and capital expenditures and will have a material adverse effect on MediaX's operating results. MediaX's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECLASSIFICATION - The financial statements for the prior periods have been reclassified to conform to current period's presentation.

BASIC AND DILUTED LOSS PER SHARE - MediaX has presented basic and diluted loss per share amounts for the three months ended March 31, 2000 and 1999 pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share". Basic and diluted loss per share was computed based on the weighted average number of shares outstanding for the period. Basic and diluted loss per share are the same as the effect of common stock equivalents (such as stock options, warrants, etc) on loss per share are antidilutive and thus not included in the diluted per share calculation.

SEGMENT INFORMATION - MediaX has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material contracts in which it holds assets and reports revenues and its major customers. MediaX does not yet have any reportable segments at the end of three months ended March 31, 2000.

NEW ACCOUNTING PRONOUNCEMENTS - In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus states that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, certain web site development costs which are presently being expensed as incurred, will be capitalized and amortized. The adoption of EITF Issue No. 00-2 is not expected to have a material effect on our financial statements.

Note 4:    Convertible Notes Payable

 The following transactions pertain to a convertible notes payable dated August 24, 1999. In March 2000, the investor converted $102,575 of principal and accrued interest into common stock at $1.35 per share or 75,981 shares. For the three months ended March 31, 2000, MediaX incurred interest expense related to the notes in the amount of $27,363. Subsequently, in April 2000, the investor converted $206,520 of principal and accrued interest into 149,067 common shares at $1.39 per share.

Note 5:     SUBSCRIPTION ADVANCES

Subscription advances represents monies received in advance from certain investors for the future exercise of warrants or purchase of stock. The total number of warrants to be exercised or the total number of shares to be purchased has not yet been determined. In March 2000, $58,200 of the previously received advances were utilized to exercise warrants to purchase 218,000 common shares. At March 31, 2000, the total outstanding balance on subscription advances was $320,793.

Note 6:    Options and Warrants

From time to time, MediaX issues stock options and/or warrants pursuant to various consulting and outside service provider agreements. During the quarter ended March 31, 2000, MediaX granted options to purchase a total of 53,000 restricted common shares at exercise prices of $1.68 and $1.40 per share. The options vest immediately and are exercisable through March 31, 2002. Total consulting expense of $89,297 was recognized during the quarter pursuant to SFAS
123. Additionally, MediaX granted options to an employee to purchase 50,000 common stock at an exercise price of $2.81 (estimated to be the fair market value). The options vest over a three-year period and are exercisable through December 2008. A total of $ 125 of compensation expense will be recorded over the vesting period, of which none was recognized for the three months ended March 31, 2000.

Note 7:    CONTRACTS

MediaX entered into agreements with a major record company and a technology company, in which MediaX will design the entities websites and/or provide marketing and Internet services. Additionally, On March 9, 2000, MediaX entered into an agreement with Zeeks, Inc., in which MediaX will design the official NSYNC.com website and provide marketing and Internet services. The agreement is effective for one year and shall be renewable for additional year if not cancelled by either party, as defined.

Note 8:    RELATED PARTY TRANSACTIONS

Stockholder notes receivable represents monies loaned to Ms. Nancy Poertner, MediaX's President and stockholder. The notes, which are due on demand, are uncollateralized and bear interest at 4% per annum. At March 31, 2000, the total outstanding balance was $116,830, including accrued interest of $16,830, of which $1,000 was recorded in the quarter. As the notes are due from the President and stockholder, MediaX has presented the receivables as a reduction of stockholders' deficit at March 31, 2000.

On January 2000, Mr. Rainer Poertner, Chairman of the Board of Directors, accepted a full-time management position with MediaX.

Mr. Rainer Poertner and Ms. Nancy Poertner are husband and wife.

Note 9:    SUBSEQUENT EVENT

MediaX has entered into various marketing agreements which contain provisions which may require commissions to be made by MediaX. To date, no payments have been made. Such payments are charged to expense as incurred.

Common Stock Purchase Agreement - On April 25, 2000, MediaX entered into a securities purchase agreement with an investor, whereby it sold to the investor $500,000 of restricted common stock (as defined in Rule 144 promulgated under the Securities Act of 1933) or 326,584 shares at $1.531 per share. MediaX granted the investor registration rights with respect to the shares purchased and if any, additional shares it is required to reprice, as defined and to have such registration statement declared effective on or before July 24, 2000. MediaX received $470,000 net of offering costs paid to legal and escrow services and finders fees of $30,000.

PRIVATE EQUITY LINE OF CREDIT AGREEMENT - On April 28, 2000, MediaX entered into a private equity line of credit agreement with an investor, whereby MediaX from time to time at its discretion, will issue and sell to the investor and investor shall purchase, up to $6,000,000 (aggregate purchase price) of restricted common stock. (as defined in Rule 144 promulgated under the Securities Act of 1933). The purchase price shall be set at 14% off the market price on the day a pu t notice is made. MediaX granted the investor registration rights with respect to the shares under the agreement (at least 2,500,000 shares) and to have such registration declared effective on or before September 30, 2000. In addition, MediaX entered into a stock purchase warrant agreement to purchase 100,000 shares of its common stock at 125% of market price on the closing date, expiring October, 2003. If the registration statement is not declared effective by September 30, 2000, all agreements shall terminate. MediaX paid $10,000 offering costs for legal and administrative expenses and issued 5,000 restricted common shares at $8,125 (based on the market value on the date of issuance) for finders fees.

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

OVERVIEW

      Originally founded as a multi-media production studio in 1995, MediaX Inc. was acquired by ZeitGeist Werks, Inc and went public in 1996 and subsequently renamed MediaX Corporation ("MediaX"). MediaX began as a real-time 3D computer game development company, developing high marquee-value intellectual properties, such as the exclusive license for George Orwell's "1984" for distribution through both conventional and Internet distribution channels, as well as licensing it to large publishers.

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

GOING CONCERN

      MediaX has incurred significant net losses since its inception. As of March 31, 2000, MediaX has accumulated losses of $14,167,293. As it seeks to expand aggressively, MediaX believes that its operating expenses will continue at a certain level as a result of the financial commitments related to the development of new websites, marketing channels, advertising, future marketing agreements and campaigns, acquisition of entertainment content and improvements to its existing Internet sites and other capital expenditures. The ability of MediaX to generate and enhance profitability depends upon its ability to substantially increase its net sales. To the extent that significantly higher net sales do not result from MediaX's selling and marketing efforts, MediaX will be materially adversely affected. MediaX may need to utilize its common stock to fund its operations through fiscal 2000. On April 2000, MediaX entered into a private equity line of credit agreement with an investor to purchase an aggregate $6,000,000 of its common stock. Should MediaX fail to register this transaction, increase sales or raise the additional funds, MediaX will have insufficient funds for its intended operations and capital expenditures and will have a material adverse effect on MediaX's operating results. Accordingly, the accompanying financial statements have been presented under the assumption MediaX will continue as a going concern.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

      Sales are composed of website design fees, membership dues, advertising, sponsorships, sale of artist specific merchandises, pre-recorded music and other entertainment-related products, net of returns and include outbound shipping and handling charges. To further promote the websites, MediaX occasionally offers free shipping and/or increases the discounts it offers to its customers which partially offset the positive effect of website design fees, membership dues, advertising and sponsorship revenue, which has a higher margin than product sales. Sales for the three months ended March 31, 2000 was $16,590 compared to $42,003 for the same quarter last year, a decrease of 60%. The change is attributable to continued growth of MediaX's customer base; repeat purchases from existing customers of its network of websites partially offset by web design fees recognized last quarter and membership dues which fluctuates depending on touring schedules of major artists.

      Cost of sales consists primarily of cost of merchandise sold to customers, including product fulfillment and outbound shipping and handling charges. MediaX over time intends to expand its operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product or service offerings and may otherwise alter its pricing structure and policies. Cost of sales was $7,567 for the three months ended March 31, 2000, compared to $5,975 for the corresponding period in 1999. MediaX's gross profit margin decreased to 54.4% for the three months ended March 31, 2000, compared to 85.8% for the corresponding period in 1999. The decrease in gross margin was primarily attributable to the decrease in web design fees, membership dues, advertising and sponsorship revenues , which has a higher margin than product sales.

      Operating and development expense consists primarily of payroll and related expenses for website design and management; network system and telecommunications infrastructure; Internet content creation and acquisitions; and royalties and database license fees. Operating and development expense was $374,183 for the three months ended March 31, 2000 compared to $95,254 for the corresponding period in 1999. The increase is attributable to payroll and associated costs related to enhancing the features and functionality of MediaX's network of websites; increased investment in Internet content, network and telecommunications infrastructure and non-cash charge of $89,297 for options granted to consulting agreements for content acquisitions.

      Sales and marketing expense consists primarily of payments related to marketing agreements, advertising and promotion, as well as payroll and related expenses for personnel engaged in marketing and selling and credit card fees. Sales and marketing expense was $111,931 for the three months ended March 31, 2000, compared to $103,252 for the same quarter last year. The increase is attributable to slight increase in payroll and associated costs; implementation of marketing and promotion strategies to increase its customer base, brand awareness and increased credit card processing fees related to product sales.

      General and administrative expense consists of payroll and related expenses for personnel, professional fees, insurance and other general and corporate expenses. General and administrative expense was $336,396 for the three months ended March 31, 2000, compared to $1,906,181 for the three months ended March 31, 1999. The decrease is attributable to non-cash charge of $1,663,709 for shares and options issued for investor relations, legal and outside services in 1999 partially offset by an increase to legal and accounting services incurred in the current quarter.

      Total  other  income  (expense)   consists  of  interest  income  on  cash
equivalents and notes receivable, and interest expense associated with convertible debts and short-term borrowings. Total other expense was $20,738 for the three months ended March 31, 2000, compared to $402,114 for the corresponding period in 1999. The decrease is attributable to non-cash interest expense of $371,876 related to an inducement to convert debt to equity partially offset by interest income earned from cash equivalents.

      Net Loss. MediaX's net loss was $834,225 for the three months ended March 31, 2000 compared to $2,470,773 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2000, MediaX had positive working capital of $455,151, as compared to a positive working capital of $1,087,082 at December 31, 1999. The decrease in working capital is attributed to purchases of fixed assets and payments of operating expenses during the quarter ended March 31, 2000.

     Net cash used in operating activities of $498,144 for the three months ended March 31, 2000 was primarily attributed to a net loss of $834,225, offset by $13,067 non-cash charge for depreciation and amortization; a $89,649 non-cash charge for stock-based compensation for consulting services and common stock issued to employees and non-employees, and $26,363 for accrued interest on convertible debt and on stockholder notes receivable; and change in other operating assets and liabilities of $207,002. Net cash used in operating activities of $437,238 for the three months ended March 31, 1999 was primarily attributable to a net loss $2,470,773, of which $11,821 was for depreciation and amortization; $1,663,709 was a non-cash charge for stock-based compensation for consulting services and common stock issued to employees and non-employees; $371,876 beneficial conversion of debentures; $29,384 for accrued interest on convertible debt and on stockholder notes receivable; and change in other operating assets and liabilities of $43,255.

      Net cash used in investing activities was $26,785 for the three months ended March 31, 2000, consisted of purchases of fixed assets. Net cash used in investing activities was $122,458 for the three months ended March 31, 1999 consisted of acquisition of license agreement and trademark, deferred software development costs and purchases of fixed assets.

     Net cash provided by financing activities was $100,000 for the three months ended March 31, 2000, and consisted primarily of proceeds from subscription advances. Net cash provided by financing activities was $550,000 for the three months ended March 31, 1999, and consisted primarily of net proceeds from sale of stock to investors, subscription advances and exercise of options and warrants.

      Although MediaX have no material commitments for capital expenditures, it anticipates a substantial increase in capital expenditures and lease commitments in connection with anticipated growth in operations and infrastructure.
Furthermore, MediaX will need to spend significant amounts for sales and marketing, advertising and promoting its brands, content development and technology and infrastructure development and personnel. On April 2000, MediaX entered into a private equity line of credit agreement with an investor to purchase an aggregate $6,000,000 of its common stock. Should MediaX fail to register this transaction, increase sales or raise the additional funds, MediaX will have insufficient funds for its intended operations and capital expenditures and will have a material adverse effect on MediaX's operating results.

INFLATION

      MediaX believes that inflation has not had a material effect on its results of operations.

                                     PART II

ITEM 1.    LEGAL PROCEEDINGS

Valley Media, Inc. ("Valley") commenced an arbitration proceeding against MediaX Corporation ("MediaX") for breach of contract in relation to an order fulfillment contract and related license agreement. MediaX participated in the arbitration while reserving the right to challenge the scope of the arbitrator's authority and the arbitration provision in the written agreement. On March 6, 2000, the arbitrator found in favor of Valley and awarded $170,000 in damages, plus the cost of the arbitration. MediaX has recorded approximately $183,000 in the 1999 balance sheet and statement of operations. On May 5, 2000, MediaX presented its opposition to Valley Media, Inc.'s petition to confirm the arbitration award. MediaX's opposition challenges the scope of the arbitrator's authority and the arbitration provision in the written agreement. The presiding judge took the matter under advisement, but has not yet rendered a decision.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

      In March 2000, an investor converted $102,575 of principal and accrued interest into common stock at $1.35 per share or 75,981 shares, pursuant to a 5% convertible note entered into in 1999. Exemption from registration under the Securities Act of 1933, as amended ("Act'), is claimed for the sale of all the securities set forth above in reliance upon the exemption offered by Section 4(2) of the Act.

      In March 2000, MediaX issued 218,000 shares of common stock in connection with the exercise of stock warrants for $58,200. Exemption from registration under the Securities Act of 1933, as amended ("Act'), is claimed for the sale of all the securities set forth above in reliance upon the exemption offered by
Section 4(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      No matters were submitted to the security holders for a vote during the period covered by this report.

ITEM 5. OTHER TRANSACTIONS

      None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS.

               27 Financial Data Schedule.

          (b) REPORTS ON FORM 8-K.

               None

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     May 15, 2000                  MEDIAX CORPORATION

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

         SignatureTitleDate

/s/  Nancy Poertner           President, Secretary          May 15, 2000
------------------------      and Director
     Nancy Poertner

/s/  Rainer Poertner          Chairman and Director         May 15, 2000
------------------------
     Rainer Poertner

/s/  Matthew MacLaurin        Executive V.P. and            May 15, 2000
------------------------      Director
     Matthew MacLaurin

/s/  Jacqueline Cabellon      Controller                    May 15, 2000
------------------------      (Principal Accounting Officer)
     Jacqueline Cabellon

                                 EXHIBIT INDEX

     27        Financial Data Schedule.