Form 10QSB
period 2000-06-30
MEDIAX CORP
filed 2000-08-07
CIK 849291

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Quarter ended: June 30, 2000
                           Commission File No. 0-23780

                               MEDIAX CORPORATION
      --------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                                     Nevada
      --------------------------------------------------------------------
         (State or Other Jurisdiction of Incorporation or Organization)

                                   84-1107138
      --------------------------------------------------------------------
                     (I.R.S. Employer Identification Number)

      3455 La Cienega Boulevard, Building C, Los Angeles, California 90016
      --------------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (310) 815-8002
                            Issuer's Telephone Number
        Securities Registered Pursuant to Section 12(b) of the Act: None.
           Securities Registered Pursuant to Section 12(g) of the Act:

                    SHARES OF COMMON STOCK, $.0001 PAR VALUE

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of the Issuer's Common Stock, $.0001 Par Value, held by non-affiliates of the Issuer, based on the closing sale price of the Common Stock on July 31, 2000 as reported on the OTC Bulletin Board, was approximately $6,526,015.

As of July 31, 2000 there were 7,641,184 shares of the Issuer's Common Stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               MEDIAX CORPORATION

                                   FORM 10-QSB

                                                                                  Page
                                                                                  ----
                                       PART I

Item 1.       Financial Statements

              Balance Sheets as of June 30, 2000 (unaudited)
              and December 31, 1999 (audited)....................................  3

              Statements of Operations for the Three and Six Months Ended
              June 30, 2000 and 1999 (unaudited).................................  4

              Statements of Cash Flows for the Six Months Ended
              June 30, 2000 and 1999 (unaudited).................................  6

              Notes to the Financial Statements (unaudited)......................  8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................... 11

                                       PART II

Item 1.       Legal Proceedings.................................................. 15

Item 2.       Changes in Securities and Use of Proceeds.......................... 15

Item 3.       Defaults Upon Senior Securities.................................... 15

Item 4.       Submission of Matters to a Vote of Securities Holders.............. 15

Item 5.       Other Information.................................................. 15

Item 6.       Exhibits and Reports on Form 8-K................................... 15

              Signatures......................................................... 16

                               MEDIAX CORPORATION
                                  BALANCE SHEET

                                                               June 30,         December 31,
                                                                 2000               1999
                                                             ------------       ------------
                                                              (unaudited)         (audited)
ASSETS
Current assets:
      Cash and cash equivalents                              $    205,305       $    760,307
      Accounts receivable, net of reserve of $8,500               633,276              2,218
       Inventories                                                 12,309             12,855
       Prepaid advertising costs                                  708,125            708,125
       Other prepaid expenses                                      34,317             52,097
                                                             ------------       ------------
              Total current assets                              1,593,332          1,535,602
                                                             ------------       ------------
Property and equipment, at cost:
                                                                  431,673            334,640
     Computer equipment
     Office equipment                                              54,145             36,580
     Leasehold improvements                                         7,630              7,630
                                                             ------------       ------------
                                                                  493,448            378,850
                                                                 (302,116)          (276,723)
                                                             ------------       ------------
     Less accumulated depreciation and amortization               191,332            102,127
           Property and equipment, net
Deposits and other assets                                          34,900             35,372
                                                             ------------       ------------
                                                             $  1,819,564       $  1,673,101
                                                             ============       ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable                                       $    500,890       $    400,556
      Accrued payroll and related costs                            35,616             28,048
      Accrued expenses                                                 --             19,916
      Deferred revenue                                            150,000                 --
                                                             ------------       ------------
            Total current liabilities                             686,506            448,520
Long-term liabilities:
      Convertible notes payable                                 1,772,405          2,238,877
                                                             ------------       ------------
             Total liabilities                                  2,458,911          2,687,397
                                                             ------------       ------------
Commitments and contingencies
Stockholders' deficit:
      Preferred stock, $.0001 par value per share;
        10,000,000 authorized and no shares issued                     --                 --
      Common stock, $.0001 par value per share;
        25,000,000 shares authorized; 7,641,184 and
        6,667,800 shares issued and outstanding,
        for 2000 and 1999, respectively                               764                667
      Additional paid-in capital                               13,300,055         12,154,940
      Subscription advances                                       320,793            278,993
      Stockholder notes and accrued interest receivable          (117,830)          (115,830)
      Accumulated deficit                                     (14,143,129)       (13,333,066)
                                                             ------------       ------------
             Total stockholders' deficit                         (639,347)        (1,014,296)
                                                             ------------       ------------
                                                             $  1,819,564       $  1,673,101
                                                             ============       ============

   The accompanying notes are an integral part of these financial statements.

                               MEDIAX CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            FOR THE
                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                  -----------------------------
                                                     2000              1999
                                                  -----------       -----------
Net Sales                                         $   791,984       $    12,115

Cost and Operating Expenses
      Operating and development                       374,138           470,489
      Sales and marketing                             162,526           137,275
      General and administrative                      212,314           230,466
                                                  -----------       -----------
                                                      748,978           838,230
                                                  -----------       -----------
Operating income (loss)                                43,006          (826,115)
                                                  -----------       -----------
Other Income (Expenses)
      Interest income                                   3,954             1,000
      Interest expense                                (22,798)          (37,859)
                                                  -----------       -----------
                                                      (18,844)          (36,859)
                                                  -----------       -----------
Net income (loss)                                 $    24,162       $  (862,974)
                                                  ===========       ===========
Basic earnings (loss) per common share            $      .004       $     (.167)
                                                  ===========       ===========
Diluted earnings (loss) per common share          $      .004       $     (.167)
                                                  ===========       ===========
Weighted average number of common shares
  outstanding; Basic                                6,037,724         5,161,387
                                                  ===========       ===========
Weighted average number of common shares
 outstanding; Diluted                               6,037,724         5,161,387
                                                  ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                               MEDIAX CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              FOR THE
                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                  -----------------------------
                                                     2000               1999
                                                  -----------       -----------
Net Sales                                         $   808,575       $    54,118

Cost and Operating Expenses
      Operating and development                       755,889           571,718
      Sales and marketing                             274,457           240,527
      General and administrative                      548,710         2,136,647
                                                  -----------       -----------
                                                    1,579,056         2,948,892
                                                  -----------       -----------
Operating loss                                       (770,481)       (2,894,774)
                                                  -----------       -----------
Other Income (Expenses)
      Interest income                                  11,023             2,060
      Interest expense                                (50,605)         (441,033)
                                                  -----------       -----------
                                                      (39,582)         (438,973)
                                                  -----------       -----------
Net loss                                          $  (810,063)      $(3,333,747)
                                                  ===========       ===========
Basic earnings (loss) per common share            $     (.114)      $     (.737)
                                                  ===========       ===========
Diluted earnings (loss) per common share          $     (.114)      $     (.737)
                                                  ===========       ===========
Weighted average number of common shares
 outstanding; Basic                                 7,076,990         4,519,931
                                                  ===========       ===========
Weighted average number of common shares
 outstanding; Diluted                               7,076,990         4,519,931
                                                  ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                               MEDIAX CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             For the Six Months Ended
                                                                     June 30,
                                                          -----------------------------
                                                             2000               1999
                                                          -----------       -----------
Cash flows from operating activities:
     Net loss                                             $  (810,063)      $(3,333,747)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
    Depreciation and amortization                              25,865            23,257
    Estimated value of shares issued
     for services rendered                                      9,375         1,605,400
    Estimated value of options granted to employees               708               618
    Estimated value of options granted
     for consulting services                                  100,594           453,600
    Estimated value of beneficial conversion and
     induced conversion of debt                                    --           371,876
    Interest accrued on convertible debt                       49,863            68,105
    Interest accrued on stockholder notes receivable           (2,000)           (2,000)
    Changes in operating assets and liabilities:
       Accounts receivable                                   (631,058)            1,398
       Prepaid expense                                         17,780            18,486
       Inventories                                                546             1,088
       Accounts payable and accrued expenses                   87,986          (173,019)
       Deferred revenue                                       150,000                --
                                                          -----------       -----------
     Net cash used in operating activities                 (1,004,404)         (964,938)
                                                          -----------       -----------
Cash flows from investing activities:
     Acquisition of intangible assets                              --          (196,803)
     Purchase of fixed assets                                (114,598)          (20,151)
                                                          -----------       -----------
     Net cash used in investing activities                   (114,598)         (216,954)
                                                          -----------       -----------
Cash flows from financing activities:
     Subscription advances                                    100,000           187,250
     Net proceeds from sale of stock to investors             460,000           441,500
     Net proceeds from the exercise of options and
       warrants                                                    --           613,007
                                                          -----------       -----------
     Net cash provided by financing activities                560,000         1,241,757
                                                          -----------       -----------
Change in cash and cash equivalents                          (555,002)           59,865

Cash and cash equivalents, beginning of period                760,307            19,975
                                                          -----------       -----------
Cash and cash equivalents, end of period                  $   205,305       $    79,840
                                                          ===========       ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
              Interest                                    $       741       $        --
                                                          ===========       ===========
              Income taxes                                $        --       $        --
                                                          ===========       ===========
Supplemental schedule of non-cash investing and
  financing activities:

   Conversion of convertible debt to equity               $   516,335       $   350,000
                                                          ===========       ===========

The accompanying notes are an integral part of these financial statements.

                               MEDIAX CORPORATION
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 1: BASIS OF PRESENTATION

The financial statements of MediaX Corporation ("MediaX") for the three and six months ended June 30, 2000 and 1999 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in MediaX's Form 10-KSB as of and for the year ended December 31, 1999. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of MediaX for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

Note 2: THE COMPANY

MediaX began as a real-time 3D computer game and educational software developer. Late in 1998, its business plan successfully changed to integrate internally developed 3D engineering and technology with web site design for the Internet. MediaX provides website design, hosting, online marketing, platforms for third party advertising and e-commerce for music artists and for its own entertainment destination site - amuZnet.com. Additionally, it produces exclusive new media content for the Internet, with the view, to repurpose it for interactive satellite broadcasting and other broadband channels. However, there can be no assurance that it will meet its objectives or successfully implement its business plan.

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

GOING CONCERN - The accompanying financial statements have been prepared assuming MediaX will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. Losses from operations through June 30, 2000 and lack of operating history, among other matters, raise substantial doubt about its ability to continue as a going concern. In the absence of continued significant sales and profits, Mediax intends to fund operations through additional debt and equity financing arrangements which management believes will be sufficient to fund its capital expenditures, working capital requirements and other cash requirements through December 31, 2000. In April 2000, MediaX entered into a private equity line of credit agreement with an investor to purchase an aggregate $6,000,000 of its common stock. Should MediaX fail to register this transaction, increase sales or raise additional funds, MediaX will have insufficient funds for its intended operations and capital expenditures which will have a material adverse effect on MediaX's operating results. MediaX's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECLASSIFICATION - The financial statements for the prior periods have been reclassified to conform to current period's presentation.

REVENUE RECOGNITION - All revenue generated from fixed-price contracts is recognized on the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. All revenue generated from time and material contracts is recognized as services are provided. Revenues from maintenance agreements are recognized ratably over the terms of the agreements. In connection with this policy, MediaX has recorded $150,000 of deferred revenue as of June 30, 2000, representing costs to be incurred under a fixed-price contract.

CONCENTRATION OF SALES RISK - Two customers accounted for 93% and 91% of net sales for the three and six month periods ended June 30, 2000, respectively. Accounts receivable from these customers at June 30, 2000 comprised 96% of the total accounts receivable. The loss of either of these customers would have a significant impact on operating results.

BASIC AND DILUTED LOSS PER SHARE - MediaX has presented basic and diluted loss per share amounts for the six months ended June 30, 2000 and 1999 pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share". Basic and diluted loss per share was computed based on the weighted average number of shares outstanding for the period. Basic and diluted loss per share are the same(in the periods with losses) as the effect of common stock equivalents (such as stock options, warrants, etc) on loss per share are antidilutive and thus not included in the diluted per share calculation.

SEGMENT INFORMATION - MediaX has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. MediaX does not yet have any reportable segments for the six months ended June 30, 2000.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition," which outlines the sic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. MediaX believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44) Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25 FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998,or January 12, 2000. The adoption of certain other provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. MediaX does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

Note 4: CONVERTIBLE NOTES PAYABLE

The following transactions pertain to a convertible notes payable dated August 24, 1999. During the three and six months ended June 30, 2000, an investor converted $516,335 of principal and accrued interest into common stock at an average price of $1.25 per share or 413,800 shares. Interest expense related to notes for the six months ended June 30, 2000 and 1999 is $49,863 and $68,105, respectively.

Note 5: SUBSCRIPTION ADVANCES

Subscription advances represents monies received in advance from certain investors for the future exercise of warrants or purchase of stock. The total number of warrants to be exercised or the total number of shares to be purchased has not yet been determined. During the six months ended June 30, 2000, $100,000 of additional advances were received and $58,200 of the advances were utilized to exercise warrants to purchase 218,000 common shares. As of June 30, 2000, subscription advances were $320,793.

Note 6: COMMON STOCK ISSUANCES

On May 30, 2000, MediaX issued 10,000 restricted common shares to an outside consultant for services valued at $9,375 (based on the market value of the stock on the date of issuance).

On April 25, 2000, MediaX entered into a securities purchase agreement with an investor, whereby it sold to the investor $500,000 of restricted common stock (as defined in Rule 144 promulgated under the Securities Act of 1933) or 326,584 shares at $1.531 per share. MediaX granted the investor registration rights with respect to the shares purchased and has filed such registration statement on May 31, 2000. If any, additional shares would be required based on MediaX's obligation right to reprice, as defined, these shares would be covered under the registration agreement. MediaX received $470,000 net of offering costs of $30,000.

On April 28, 2000, MediaX issued 5,000 restricted common shares for finders fees and paid $10,000 offering costs in relation to a private equity line agreement (See Note 6).

During the six months ended June 30, 2000, an investor converted $516,335 of principal and accrued interest into common stock at an average price of $1.25 per share or 413,800 shares, pursuant to a 5% convertible note entered into in 1999.

In March 2000, MediaX issued 218,000 shares of common stock in connection with the exercise of stock warrants for $58,200 (See Note 5).

Note 7: OPTIONS AND WARRANTS

From time to time, MediaX issues stock options and/or warrants pursuant to various consulting and outside service provider agreements. There were no options and/or warrants granted during the quarter ended June, 30, 2000. Total consulting expense of $101,302 was recognized during the six months ended June 30, 2000 pursuant to SFAS 123.

During the quarter ended March 31, 2000, MediaX granted options to purchase a total of 53,000 restricted common shares at exercise prices of $1.68 and $1.40 per share. The options vest immediately and are exercisable through March 31, 2002. Total consulting expense of $78,000 was recognized during the six months ended June 30, 2000.

Additionally, MediaX granted options to an employee to purchase 50,000 common stock at an exercise price of $2.81 (estimated to be the fair market value). The options vest over a three-year period and are exercisable through December 2008. A total of $ 125 of compensation expense will be recorded over the vesting period, of which none was recognized for the six months ended June 30, 2000. MediaX has also recognized consulting and compensation expense of $23,302 during the six months ended June 30,2000 for options previously issued.

Note 8: CONTRACTS

PRIVATE EQUITY LINE OF CREDIT AGREEMENT - On April 28, 2000, MediaX entered into a private equity line of credit agreement with an investor, whereby MediaX from time to time at its discretion, will issue and sell to the investor up to $6,000,000 (aggregate purchase price) of restricted common stock. The purchase price shall be set at 14% off the market price on the day a put notice is made. MediaX granted the investor registration rights with respect to the shares underlying the agreement (2,500,000 shares) and to have such registration declared effective on or before September 30, 2000. In addition, MediaX entered into a stock purchase warrant agreement to purchase 100,000 shares of its common stock at 125% of market price on the closing date, expiring October, 2003. If the registration statement is not declared effective by September 30, 2000, all agreements shall terminate. MediaX paid $10,000 offering costs for legal and administrative expenses and issued 5,000 restricted common shares for finders fees related to the agreement.

Note 9: RELATED PARTY TRANSACTIONS

Stockholder notes and accrued interest receivable represents monies loaned to Ms. Nancy Poertner, MediaX's President and stockholder. The notes, which are due on demand, are uncollateralized and bear interest at 4% per annum. As of June 30, 2000 and December 31, 1999, stockholder notes and accrued interest receivable was $117,830 and $115,830, respectively. As the notes are due from the President and stockholder, MediaX has presented the receivables as an increase of stockholders' deficit at June 30, 2000.

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

OVERVIEW

      Originally founded as a multi-media production studio in 1995, MediaX Inc. was acquired by ZeitGeist Werks, Inc and went public in 1996 and was subsequently renamed MediaX Corporation ("MediaX"). MediaX began as a real-time 3D computer game development company, developing high marquee-value intellectual properties, such as the exclusive license for George Orwell's "1984" for distribution through both conventional and Internet distribution channels, as well as licensing it to large publishers.

      After the acquisition MediaX's business development strategy began to focus on the production of new media content for Internet and Broadband channels; website design and hosting and Internet-based commerce and on-line marketing. MediaX believes that since any successful Internet presence today requires a skilled and experienced engineering & graphic artist team and advanced technology, that MediaX's real-time 3D engineering team and the technology developed by that team, will prove to become a competitive advantage.

      Leading edge on-line campaigns, such as the full screen real-time streaming graphically intense event in June 1999 for Paul McCartney, could not have been produced without this skill set. Subsequently MediaX has entered into several contracts that require and recognize this development and technology skill set. With the varied expertise of MediaX's Chairman, President and Executive Vice President in the areas of artist and record company management, film production, software development &distribution and proprietary technology development, MediaX expects to bridge an existing gap in the entertainment and technology markets and become a successful player in the Internet content production, marketing, third party advertising and e-commerce market.

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

      With increasing numbers of visitors from MediaX's most recent site launches and on-line campaigns with Rod Stewart, Divine, Paul McCartney, Faith Hill, AJ MacLean, NSYNC, and as a supplier of content and chat partner with Yahoo!, MediaX believes that amuZnet.com is on the path to become a substantial entertainment destination site. MediaX's team of engineers and graphic artists develops, designs and maintains all MediaX designed/owned sites in this network in house and hosts all services on the MediaX and/or Navisite server system, including the real time streaming of video and audio.

      MediaX continues to produce new and exclusive content for the Internet and based on the technological structure of this product is in a position to re-purpose all Internet content it has produced for interactive satellite broadcasting and other broadband systems such as cable TV or ADSL subscriber systems, without applying significant additional technological effort. This affords MediaX several outlets for the same digital interactive content it produces.

      MediaX has signed contracts with EchoStar (Dish Network) for the launch of an Interactive Satellite Entertainment Channel and hopes to further tap into the rapidly emerging efforts of cable and telecom companies with its existing technology and content. However, there can be no assurance that MediaX will achieve its objectives or successfully implement its broadband business plan.

GOING CONCERN

      MediaX has incurred significant net losses since its inception. As of June 30, 2000, MediaX has accumulated losses of $14,143,129. As it seeks to expand aggressively, MediaX believes that its operating expenses will continue at a certain level as a result of the financial commitments related to the development of new websites, marketing channels, deployment of advertising campaigns, future marketing agreements and campaigns, acquisition of entertainment content and improvements to its existing Internet sites and other capital expenditures. The ability of MediaX to generate and enhance profitability depends upon its ability to substantially increase its net sales. To the extent that significantly higher net sales do not result from MediaX's selling and marketing efforts, MediaX will be materially adversely affected. Under this scenario, MediaX may need to utilize its common stock to fund its operations through fiscal 2000. On April 2000, MediaX entered into a private equity line of credit agreement with an investor to purchase an aggregate $6,000,000 of its common stock. Should MediaX fail to register this transaction, increase sales or raise the additional funds, MediaX will have insufficient funds for its intended operations and capital expenditures and will have a material adverse effect on MediaX's operating results. Accordingly, the accompanying financial statements have been presented under the assumption MediaX will continue as a going concern.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

      Net sales are composed of website design fees, marketing campaigns, membership dues, advertising, sponsorships, sale of artist specific merchandises, pre-recorded music and other entertainment-related products, net of returns and include outbound shipping and handling charges. To further promote the websites, MediaX occasionally offers free shipping and/or increases the discounts it offers to its customers which partially offset the positive effect of website design fees and marketing campaigns, membership dues, advertising and sponsorship revenue, which has a higher margin than product sales. Sales for the three months ended June 30, 2000 was $791,984 compared to $12,115 or an increase of 6,537% for the same quarter last year. The change is attributable to increased website design and marketing campaigns and continued growth of MediaX's e-commerce site - amuZnet.com's customer base; repeat purchases from existing customers of its network of websites partially offset by decrease in membership dues which fluctuates depending on touring schedules of major artists.

      Cost and Operating Expenses are composed of operating and development expense, sales and marketing; and general and administrative expense. Operating and development expense consists primarily of payroll and related expenses for website design and management; network system and telecommunications infrastructure; Internet content creation and acquisitions; royalties; database license fees and cost of merchandise sold to customers, including product fulfillment and outbound shipping and handling charges. Operating and development expense was $374,138 for the three months ended June 30, 2000 compared to $470,489 for the corresponding period in 1999, a decrease of 20.3%. The decrease is attributable to a one-time charge of $345,600 in 1999 for options granted to consulting agreements for content acquisitions, offset by increases attributable to payroll and associated costs related to website designs and enhancing the features and functionality of MediaX's network of websites; increased investment in Internet content, network and telecommunications infrastructure.

      Sales and marketing expense consists primarily of payments related to marketing agreements, advertising and promotion, as well as payroll and related expenses for personnel engaged in marketing and selling and credit card fees. Sales and marketing expense was $162,526 for the three months ended June 30, 2000, compared to $137,275 for the same quarter last year, an increase of 18.4%. The increase is attributable to slight increase in payroll and associated costs; implementation of marketing and promotion strategies to increase its customer base, brand awareness and travel.

      General and administrative expense consists of payroll and related expenses for personnel, professional fees, insurance and other general and corporate expenses. General and administrative expense was $212,314 for the three months ended June 30, 2000, compared to $230,466 for the three months ended June 30, 1999, a decrease of 7.9%. The decrease is attributable to a one-time non-cash charge of $50,309 for shares and options issued for services rendered in 1999 partially offset by an increase to payroll and related expenses, and other general and corporate expenses incurred in the current quarter.

      Total other income (expense) consists of interest income on cash equivalents and notes receivable, and interest expense associated with convertible debts and short-term borrowings. Total other expense was $18,844 for the three months ended June 30, 2000, compared to $36,859 for the corresponding period in 1999, a decrease of 48.9%. The decrease is attributable to a lower balance of convertible debt as compared to 1999 and a slight increase in interest income earned from cash equivalents in the current quarter.

      Net Income (Loss). As a result of the above factors, MediaX's net income was $24,162 for the three months ended June 30, 2000 compared to a net loss of $862,974 for the three months ended June 30, 1999.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

      Sales for the six months ended June 30, 2000 was $808,575 compared to $54,118 for the same period last year, an increase of 1,394.1% The change is attributable to increased website design and executed third party marketing campaigns and continued growth of MediaX's e-commerce site - amuZnet.com's customer base; repeat purchases from existing customers of its network of websites partially offset by decrease in membership dues which fluctuates depending on touring schedules of major artists.

      Cost and Operating Expenses are composed of operating and development expense, sales and marketing; and general and administrative expense. Operating and development expense was $755,889 for the six months ended June 30, 2000 compared to $571,718 for the corresponding period in 1999. The increase is attributable to payroll and associated costs related to website designs and enhancing the features and functionality of MediaX's network of websites; increased investment in Internet content, network and telecommunications infrastructure and; amortization and recognition of a non-cash charge of $100,594 for options granted partially offset by a 1999 one-time non-cash charge of $345,600 for options granted to consultants for content acquisitions.

      Sales and marketing expense was $274,457 for the six months ended June 30, 2000, compared to $240,527 for the same period in 1999. The increase is attributable to slight increase in payroll and associated costs; implementation of marketing and promotion strategies to increase its customer base, brand awareness and travel.

      General and administrative expense was $548,710 for the six months ended June 30, 2000, compared to $2,136,647 for the six months ended June 30, 1999. The decrease is attributable to a net 1999 non-cash charge of $1,713,310 for shares and options issued for services rendered partially offset by an increase to payroll and related expenses, and other general and corporate expenses incurred in the current year.

      Total other expense was $39,582 for the six months ended June 30, 2000, compared to $438,973 for the corresponding period in 1999. The decrease is attributable primarily to a 1999 one-time non-cash interest expense of $371,876 related to an inducement to convert debt to equity partially offset by interest income earned from cash equivalents in the current year.

      Net Loss. As a result of the these factors, MediaX's net loss was $810,063 for the six months ended June 30, 2000 compared to $3,333,747 for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2000, MediaX had positive working capital of $906,826, as compared to a positive working capital of $1,087,082 at December 31, 1999. The decrease in working capital is attributed to purchases of fixed assets and payments of operating expenses during the six months ended June 30, 2000.

      Net cash used in operating activities of $1,000,404 for the six months ended June 30, 2000 was primarily attributed to a net loss of $810,063, offset by $25,865 non-cash charge for depreciation and amortization; a $110,677 non-cash charge for stock-based compensation for consulting services and common stock issued to employees and non-employees; $47,863 for accrued interest on convertible debt and on stockholder notes receivable; and change in operating assets and liabilities of $374,746. Net cash used in operating activities of $964,938 for the six months ended June 30, 1999 was primarily attributable to a net loss $3,333,747, offset by $23,257 non-cash charge for depreciation and amortization; a $2,059,618 non-cash charge for stock-based compensation for consulting services and common stock issued to employees and non-employees; $371,876 for beneficial conversion of debentures; and $66,105 for accrued interest on convertible debt and on stockholder notes receivable ;and change in other operating assets and liabilities of $152,047.

      Net cash used in investing activities was $114,598 for the six months ended June 30, 2000 and consisted of purchases of fixed assets. Net cash used in investing activities was $216,954 for the six months ended June 30, 1999 and consisted of acquisitions of intangible assets and purchases of fixed assets.

      Net cash provided by financing activities was $560,000 for the six months ended June 30, 2000, and consisted of proceeds from subscription advances and sale of stock to investors. Net cash provided by financing activities was $1,241,757 for the six months ended June 30, 1999, and consisted primarily of net proceeds from sale of stock to investors, subscription advances, and exercise of options and warrants.

      Although MediaX has no material commitments for capital expenditures, it anticipates a substantial increase in capital expenditures and lease commitments in connection with anticipated growth in operations and infrastructure. Furthermore, MediaX will need to spend significant amounts for sales and marketing, advertising and promoting its brands, content development and technology and infrastructure development and personnel. On April 2000, MediaX entered into a private equity line of credit agreement with an investor to purchase an aggregate $6,000,000 of its common stock. Should MediaX fail to register this transaction, increase sales or raise the additional funds, MediaX will have insufficient funds for its intended operations and capital expenditures and will have a material adverse effect on MediaX's operating results.

INFLATION

      MediaX believes that inflation has not had a material effect on its results of operations.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

Valley Media, Inc. ("Valley") commenced an arbitration proceeding against MediaX Corporation ("MediaX") for breach of contract in relation to an order fulfillment contract and related license agreement. MediaX participated in the arbitration while reserving the right to challenge the scope of the arbitrator's authority and the arbitration provision in the written agreement. On March 6, 2000, the arbitrator found in favor of Valley and awarded $170,000 in damages, plus the cost of the arbitration. MediaX has recorded approximately $183,000 in the 1999 balance sheet and statement of operations. On May 31, 2000, MediaX filed a Notice of Appeal and is currently in the process of settling the claim.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On May 30, 2000, MediaX issued 10,000 restricted common shares to an outside consultant in exchange for investor relations services provided. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption offered by Section 4(2) of the Act.

      On April 28, 2000, MediaX issued 5,000 restricted common shares for finders fees in relation to a private equity line agreement it entered into with an investor. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption offered by Section 4(2) of the Act.

      During the three months ended June 30, 2000, an investor converted $413,760 of principal and accrued interest into common stock at an average price of $1.224 per share or 337,819 shares, pursuant to a 5% convertible note entered into in 1999. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption offered by Section 4(2) of the Act.

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


Date: July 31, 2000                      MEDIAX CORPORATION

                                         By: /s/ Nancy Poertner, President
                                             -----------------------------------
                                             Nancy Poertner, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                             TITLE                            DATE
      ---------                             -----                            ----
/s/ Nancy Poertner                  President, Secretary                July 31, 2000
    Nancy Poertner                       and Director

/s/ Rainer Poertner                 Chairman and Director               July 31, 2000
    Rainer Poertner

/s/ Matthew MacLaurin                Executive V.P. and                 July 31, 2000
    Matthew MacLaurin                     Director

/s/ Jacqueline Cabellon                  Controller                     July 31, 2000
    Jacqueline Cabellon        (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  27                FINANCIAL DATA SCHEDULE