Form 10QSB
period 2000-09-30
MEDIAX CORP
filed 2000-11-20
CIK 849291

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACTOF 1934

                For the Fiscal Quarter ended: September 30, 2000
                           Commission File No. 0-23780

                               MEDIAX CORPORATION
                               ------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                                     Nevada
                                     ------
         (State or Other Jurisdiction of Incorporation or Organization)

                                   84-1107138
                                   ----------
                     (I.R.S. Employer Identification Number)

      3455 La Cienega Boulevard, Building C, Los Angeles, California 90016
      --------------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (310) 815-8002
                                 --------------
                            Issuer's Telephone Number

        Securities Registered Pursuant to Section 12(b) of the Act: None.
           Securities Registered Pursuant to Section 12(g) of the Act:

                    SHARES OF COMMON STOCK, $.0001 PAR VALUE

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of the Issuer's Common Stock, $.0001 Par Value, held by non-affiliates of the Issuer, based on the closing sale price of the Common Stock on November 14, 2000 as reported on the OTC Bulletin Board, was approximately $4,001,575.

As of November 14, 2000 there were 7,826,943 shares of the Issuer's Common Stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure Format  (check one): Yes [ ]  No [X]

                               MEDIAX CORPORATION
                                   FORM 10-QSB

                                                                            Page
                                                                            ----
                                     PART I

Item 1. Financial Statements

        Balance Sheets as of September 30, 2000 (unaudited)
        and December 31, 1999 (audited).....................................  1

        Statements of Operations for the Three and Six Months Ended
        September 30, 2000 and 1999 (unaudited).............................  2

        Statements of Cash Flows for the Six Months Ended
        September 30, 2000 and 1999 (unaudited).............................  4

        Notes to the Financial Statements (unaudited).......................  6


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................  9

                                     PART II

Item 1. Legal Proceedings................................................... 14

Item 2. Changes in Securities and Use of Proceeds........................... 14

Item 3. Defaults Upon Senior Securities..................................... 14

Item 4. Submission of Matters to a Vote of Securities Holders............... 14

Item 5. Other Information................................................... 14

Item 6. Exhibits and Reports on Form 8-K.................................... 14

        Signatures.......................................................... 15

                               MEDIAX CORPORATION
                                  BALANCE SHEET

                                                                SEPTEMBER 30,       DECEMBER 31,
                                                              2000 (UNAUDITED)     1999 (AUDITED)
                                                              ----------------     --------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $     11,778         $    760,307
   Accounts receivable, net of reserve of $8,500                    536,110                2,218
   Inventories                                                       12,308               12,855
   Prepaid advertising costs                                        610,790              708,125
   Other prepaid expenses                                            46,089               52,097
                                                               ------------         ------------
       Total current assets                                       1,217,075            1,535,602
                                                               ------------         ------------

Property and equipment, at cost:
     Computer equipment                                             455,425              334,640
     Office equipment                                                56,243               36,580
     Leasehold improvements                                          52,265                7,630
                                                               ------------         ------------
     Less accumulated depreciation and amortization                 563,933              378,850
       Property and equipment, net                                 (321,179)            (276,723)
                                                               ------------         ------------
Deposits and other assets                                           242,754              102,127
                                                                     36,392               35,372
                                                               ------------         ------------
                                                               $  1,496,221         $  1,673,101
                                                               ============         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable                                         $    562,100         $    400,556
      Accrued payroll and related costs                              60,217               28,048
      Accrued expenses                                               27,733               19,916
      Advances from officer                                          50,000                   --
                                                               ------------         ------------
            Total current liabilities                               700,050              448,520

Long-term liabilities:
      Notes payable                                               2,124,309            2,238,877
                                                               ------------         ------------
             Total liabilities                                    2,824,359            2,687,397
                                                               ------------         ------------
Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $.0001 par value per share;
    10,000,000 authorized and no shares issued                           --                   --
  Common stock, $.0001 par value per share;
    25,000,000 shares authorized; 7,826,943
    and 6,667,800 shares issued and outstanding,
    for 2000 and 1999, respectively                                     783                  667
  Additional paid-in capital                                     13,436,023           12,154,940
  Subscription advances                                             320,793              278,993
  Stockholder notes and accrued interest receivable                (118,830)            (115,830)
  Accumulated deficit                                           (14,966,907)         (13,333,066)
                                                               ------------         ------------
             Total stockholders' deficit                         (1,328,138)          (1,014,296)
                                                               ------------         ------------
                                                               $  1,496,221         $  1,673,101
                                                               ============         ============

   The accompanying notes are an integral part of these financial statements.

                               MEDIAX CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                   -------------------------------
                                                       2000                 1999
                                                   -----------         -----------
Net Sales                                          $   256,609         $   (14,645)
                                                   -----------         -----------

Cost and Operating Expenses
      Operating and development                        472,958             300,029
      Sales and marketing                              231,153             138,350
      General and administrative                       321,653             325,367
                                                   -----------         -----------
                                                     1,025,764             763,746
                                                   -----------         -----------
Operating loss                                        (769,155)           (778,391)
                                                   -----------         -----------
Other Income (Expenses)
      Interest income                                    2,386               8,543
      Interest expense                                 (57,015)           (945,411)
                                                   -----------         -----------
                                                       (54,629)           (936,868)
                                                   -----------         -----------

Net loss                                           $  (823,784)        $(1,715,259)
                                                   ===========         ===========
Basic and diluted net loss per common share        $     (0.11)        $      (.30)
                                                   ===========         ===========
Weighted average number of common shares
  outstanding; Basic and diluted                     7,591,930           5,673,123
                                                   ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                               MEDIAX CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                   -------------------------------
                                                       2000                1999
                                                   -----------         -----------
Net Sales                                          $ 1,053,125         $    26,919
                                                   -----------         -----------
Cost and Operating Expenses
      Operating and development                      1,216,786             859,193
      Sales and marketing                              505,608             378,878
      General and administrative                       870,361           2,462,008
                                                   -----------         -----------
                                                     2,592,755           3,700,079
                                                   -----------         -----------
Operating loss                                      (1,539,630)         (3,673,160)
                                                   -----------         -----------

Other Income (Expenses)
      Interest income                                   13,408              10,604
      Interest expense                                (107,619)         (1,386,445)
                                                   -----------         -----------
                                                       (94,211)         (1,375,841)
                                                   -----------         -----------
Net loss                                           $(1,633,841)        $(5,049,001)
                                                   ===========         ===========

Basic and diluted net loss per common share        $     (0.23)        $     (1.01)
                                                   ===========         ===========
Weighted average number of common shares
 outstanding; Basic and diluted                      7,197,650           4,991,446
                                                   ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                               MEDIAX CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                              -------------------------------
                                                                  2000                1999
                                                              -----------         -----------
Cash flows from operating activities:
     Net loss                                                 $(1,633,841)        $(5,049,001)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
      Depreciation and amortization                                44,853              34,980
      Estimated value of shares issued
       for services rendered                                        9,375           1,605,400
      Estimated value of options granted to employees               1,062                 618
      Estimated value of options granted
       for consulting services                                    131,254             453,600
      Estimated value of beneficial conversion and
       induced conversion of debt                                      --           1,066,462
      Amortization of debt issuance costs                              --             176,000
      Interest accrued on convertible debt                        106,740             137,099
      Interest accrued on stockholder notes receivable             (3,000)             (3,000)

      Changes in operating assets and liabilities:
         Accounts receivable                                     (533,892)             68,123
         Prepaid expense                                            6,008             (13,641)
         Inventories                                                  547              79,454
         Prepaid advertising costs                                 97,335                  --
         Deposits and other assets                                 (1,417)                 --
         Accounts payable and accrued expenses                    201,530            (189,993)
                                                              -----------         -----------

     Net cash used in operating activities                     (1,573,446)         (1,633,899)
                                                              -----------         -----------
Cash flows from investing activities:
     Advances from officer                                         50,000                  --
     Acquisition of intangible assets                                  --            (209,002)
     Purchase of fixed assets                                    (185,083)            (31,158)
                                                              -----------         -----------
     Net cash used in investing activities                       (135,083)           (240,160)
                                                              -----------         -----------

Cash flows from financing activities:
     Subscription advances                                        100,000             138,993
     Net proceeds from sale of stock to investors                 460,000             441,500
     Net proceeds from the exercise of options
       and warrants                                                    --             877,824
     Net proceeds received from issuance of notes
       payable                                                    400,000           2,007,043
                                                              -----------         -----------
     Net cash provided by financing activities                    960,000           3,465,360
                                                              -----------         -----------

Change in cash and cash equivalents                              (748,529)          1,591,301

Cash and cash equivalents, beginning of period                    760,307              19,975
                                                              -----------         -----------
Cash and cash equivalents, end of period                      $    11,778         $ 1,611,276
                                                              -----------         -----------

                                                                 FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                              -------------------------------
                                                                  2000                1999
                                                              -----------         -----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                  $       879         $        --
                                                              ===========         ===========
    Income taxes                                              $        --         $        --
                                                              ===========         ===========
 Supplemental schedule of non-cash investing
   and financing activities:

   Conversion of convertible debt to equity                   $   621,308         $   350,000
                                                              ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                               MEDIAX CORPORATION
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

Note 1: BASIS OF PRESENTATION

The financial statements of MediaX Corporation ("MediaX") for the three and nine months ended September 30, 2000 and 1999 are unaudited. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in MediaX's Form 10-KSB as of and for the year ended December 31, 1999. In the opinion of management, the financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of MediaX for the periods presented. The interim operating results may not be indicative of operating results for the full year or for any other interim periods.

Note 2: THE COMPANY

MediaX began as a real-time 3D computer game and educational software developer. Late in 1998, its business plan successfully changed to integrate internally developed 3D engineering and technology with web site design for the Internet. MediaX provides website design, hosting, online marketing, platforms for third party advertising and e-commerce for music artists and for its own entertainment destination site - amuZnet.com. Additionally, it produces exclusive new media content for the Internet, in audio and video form, which it is syndicating to several large Tier-1 partners, such as ZapMedia and Yahoo!. Some of the material is also produced with the view, to repurpose it for interactive satellite broadcasting and other broadband channels. However, there can be no assurance that it will meet its objectives or successfully implement its business plan.

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

GOING CONCERN - The accompanying financial statements have been prepared assuming MediaX will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. Losses from operations through September 30, 2000 and lack of operating history, among other matters, raise substantial doubt about its ability to continue as a going concern. In the absence of continued significant sales and profits, MediaX intends to fund operations through additional debt and equity financing arrangements which management believes will be sufficient to fund its capital expenditures, working capital requirements and other cash requirements through December 31, 2000. In April 2000, MediaX entered into a private equity line of credit agreement with an investor to purchase an aggregate $6,000,000 of its common stock. Should MediaX fail to register the related shares with the SEC within the prescribed time frame, increase sales or raise additional funds, MediaX will have insufficient funds for its intended operations and capital expenditures which will have a material adverse effect on MediaX's operating results. MediaX's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

REVENUE RECOGNITION - All revenue generated from fixed-price contracts is recognized on the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. All revenue generated from time and material contracts is recognized as services are provided. Revenues from maintenance agreements are recognized ratably over the terms of the agreements. MediaX has recognized as the services were rendered $150,000 of previously recorded deferred revenue in the current quarter.

CONCENTRATION OF SALES RISK - Two customers accounted for 95% and 93% of net sales for the three and nine month periods ended September 30, 2000, respectively. Accounts receivable from these customers at September 30, 2000 comprised 96% of the total accounts receivable. The loss of either of these customers would have a significant impact on operating results.

RECLASSIFICATION - The financial statements for the prior periods have been reclassified to conform to current period's presentation.

BASIC AND DILUTED LOSS PER SHARE - MediaX has presented basic and diluted loss per share amounts for three and the nine months ended September 30, 2000 and 1999 pursuant to Statement of Financial Accounting Standards ("SFAS") No.
128 "Earnings per Share". Basic and diluted loss per share was computed based on the weighted average number of shares outstanding for the period. Basic and diluted loss per share are the same(in the periods with losses) as the effect of common stock equivalents (such as stock options, warrants, etc) on loss per share are antidilutive and thus not included in the diluted per share calculation.

SEGMENT INFORMATION - MediaX has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. MediaX does not yet have any reportable segments for the nine months ended September 30, 2000.

WEBSITE DEVELOPMENT COSTS - MediaX has adopted, the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The issue states that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, certain web site development costs which were being expensed as incurred, are capitalized and amortized. The adoption of EITF Issue No. 00-2 did not have a material effect on our financial statements.

STOCK BASED COMPENSATION - MediaX has adopted, the FASB issued FASB Interpretation No. 44 (FIN 44) Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material effect on the financial statements.

NEW ACCOUNTING PRONOUNCEMENTS - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the second quarter of the fiscal year beginning after December 15, 1999. MediaX believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

The FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 5, 2000 (as amended by SFAS 137). MediaX does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows as it currently does not engage in a any derivative or hedging activities.

Note 4: Notes Payable

During the three and nine months ended September 30, 2000, an investor converted $104,973 and $621,308 of principal and accrued interest into 185,759 and 599,559 common shares pursuant to a convertible notes payable dated August 24, 1999.

Additionally during the quarter, MediaX received proceeds of $400,000 from notes payables from two unrelated investors the terms, of which are yet to be determined.

Interest expense related to notes for the nine months ended September 30, 2000 and 1999 is $106,740 and $137,099, respectively.

Note 5: SUBSCRIPTION ADVANCES

Subscription advances represents monies received in advance from certain investors for the future exercise of warrants or purchase of stock. The total number of warrants to be exercised or the total number of shares to be purchased has not yet been determined. During the three and nine months ended September 30, 2000, $0 and $100,000 of additional advances were received and $0 and $58,200 of the advances were utilized to exercise warrants to purchase 0 and 218,000 common shares respectively. As of September 30, 2000, subscription advances were $320,793.

Note 6: COMMON STOCK ISSUANCES

On April 25, 2000, MediaX entered into a securities purchase agreement with an investor, whereby it sold to the investor $500,000 less offering costs of $30,000 of restricted common stock or 326,584 shares at $1.531 per share. MediaX granted the investor registration rights with respect to the shares purchased and has filed such registration statement on May 31, 2000. If any, additional shares would be required based on MediaX's obligation right to reprice, as defined, these shares would be covered under the registration agreement. As of the date of this report, the registration statement has not been declared effective by the SEC.

On April 28, 2000, MediaX issued 5,000 restricted common shares for finders fees and paid $10,000 offering costs in relation to a private equity line agreement (See Note 8).

On May 30, 2000, MediaX issued 10,000 restricted common shares to an outside consultant for services valued at $9,375 (based on the market value of the stock on the date of issuance).

Note 7: Options and Warrants

From time to time, MediaX issues stock options and/or warrants pursuant to various consulting and outside service provider agreements. During the current quarter, MediaX entered into various agreements with third parties to design, and host websites. Pursuant to the agreements, MediaX is to receive a percentage of all revenues generated on and in connection with the sites. In connection with the agreements, MediaX granted 250,000 options to the third parties, exercisable at exercise prices ranging from $.72 to $.82 per share, vesting quarterly over one to two years and expiring through September 01, 2002. The options were valued at $67,000 using the Black-Scholes model pursuant to FAS
123. MediaX will recognize the expense as the options vest. During the three months ended September 30, 2000, the Company recognized $14,563 as operating and development expense.

During the current quarter, MediaX entered into an agreement with a vendor. In connection with this agreement, MediaX granted 120,000 options to the vendor that vest immediately at an exercise price of $2.50 per share, exercisable through December 2003. The options were valued at $4,800 using the Black-Scholes model pursuant to FAS 123. MediaX recognized the entire expense during the current quarter as consulting expense.

MediaX granted options to an employee to purchase 20,000 common stock at an exercise price of $.97 (estimated to be the fair market value). The options vest over a three-year period and are exercisable through December 2008.

During the quarter ended March 31, 2000, MediaX granted options to purchase a total of 53,000 restricted common shares at exercise prices of $1.68 and $1.40 per share. The options vest immediately and are exercisable through March 31, 2002. Additionally, MediaX granted options to an employee to purchase 50,000 common stock at an exercise price of $2.81 (estimated to be the fair market value). The options vest over a three-year period and are exercisable through December 2008. A total of $ 125 of compensation expense will be recorded over the vesting period, of which none was recognized for the nine months ended September 30, 2000.

Total estimated value of options granted to employees and for consulting services totaled $31,014 and $132,316 during the three and nine months ended September 30,2000, respectively.

Note 8: CONTRACTS

PRIVATE EQUITY LINE OF CREDIT AGREEMENT - On April 28, 2000, MediaX entered into a private equity line of credit agreement with an investor, whereby MediaX from time to time at its discretion, will issue and sell to the investor up to $6,000,000 (aggregate purchase price) of restricted common stock in quantities at Mediax's discretion at that time. The purchase price shall be set at 14% off the market price on the day a put notice is made. MediaX granted the investor registration rights with respect to the shares underlying the agreement (2,500,000 shares) and to have such registration declared effective on or before September 30, 2000 which had been extended indefinitely. In addition, MediaX entered into a stock purchase warrant agreement to purchase 100,000 shares of its common stock at 125% of market price on the closing date, expiring October, 2003. MediaX paid $10,000 offering costs for legal and administrative expenses and issued 5,000 restricted common shares for finders fees related to the agreement. As of September 30, 2000, MediaX has not utilized this opportunity and no shares have been issued.

Note 9: RELATED PARTY TRANSACTIONS

Stockholder notes and accrued interest receivable represents monies loaned to Ms. Nancy Poertner, MediaX's President and stockholder. The notes, which are due on demand, are uncollateralized and bear interest at 4% per annum. As of September 30, 2000 and December 31, 1999, stockholder notes and accrued interest receivable was $118,830 and $115,830, respectively. Total interest expense recognized for the three and nine month period ended September 30, 2000 was $1,000 and $9,000. As the notes are due from the President and stockholder, MediaX has presented the receivables as an increase of stockholders' deficit at September 30, 2000.

Advances from officer in the amount of $50,000 represent money received from Mr. Rainer Poertner, MediaX's Chairman. Mr. Rainer Poertner and Ms. Nancy Poertner, are husband and wife.

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

        After the acquisition MediaX's business development strategy began to focus on the production of new media content for Internet and Broadband channels; website design and hosting and Internet-based commerce on-line marketing and the syndication of its content. MediaX believes that since any sucessful Entertainment Internet presence today requires longstanding relationships in the entertainment industry, on-line marketing experience,a skilled and experienced engineering & graphic artist team and advanced technology, that MediaX's experience in the entertainment industry it's on-line marketing esperience in combination with it's real-time 3D engineering team and the technology developed by that team, will prove to become a competitive advantage.

        Leading edge on-line campaigns, such as the full screen real-time streaming graphically intense event in June 1999 for Paul McCartney, or the production of the leading edge NSYNC web site could not have been produced without this skill set.Subsequently MediaX has entered into several contracts that require and recognize this marketing, development and technology skill set. With the varied expertise of MediaX's Chairman, President and Executive Vice President in the areas of artist and record company management, film production, software development &distribution and proprietary technology development, MediaX expects to bridge an existing gap in the entertainment and technology markets and become a successful player in the Internet content production, marketing, third party advertising and e-commerce market.

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

        With increasing numbers of visitors from MediaX's most recent site launches and on-line campaigns with Rod Stewart, Divine, Paul McCartney, Faith Hill, AJ MacLean, NSYNC, individual members of NSYNC and as a supplier of content and chat partner with Yahoo!, Zap Media and others, MediaX believes that amuZnet.com is on the path to become a substantial entertainment destination site. MediaX's team of engineers and graphic artists develops, designs and maintains all MediaX designed/owned sites in this network in house and hosts all services on the MediaX and/or Navisite server system, including the real time streaming of video and audio.

        MediaX continues to produce new and exclusive content for the Internet and based on the technological structure of this product is in a position to re-purpose all Internet content it has produced for interactive satellite broadcasting and other broadband systems such as cable TV or ADSL subscriber systems, without applying significant additional technological effort. This affords MediaX several outlets for the same digital interactive content it produces in addition to the sundication of its content through large Internet portals.

        MediaX has signed contracts with EchoStar (Dish Network) for the launch of an Interactive Satellite Entertainment Channel and Zap Media for the contribution of its content through Zap's broadband services through set top boxes and hopes to further tap into the rapidly emerging efforts of cable and telecom companies with its existing technology and content. However, there can be no assurance that MediaX will achieve its objectives or successfully implement its broadband business plan.

GOING CONCERN

         MediaX has incurred significant net losses since its inception. As of September 30, 2000, MediaX has accumulated losses of $15,013,514. As it seeks to expand aggressively, MediaX believes that its operating expenses may continue at a certain level as a result of the financial commitments related to the development of new websites, marketing channels, deployment of advertising campaigns, future marketing agreements and campaigns, acquisition of entertainment content and improvements to its existing Internet sites and other capital expenditures. The ability of MediaX to generate and enhance profitability depends upon its ability to substantially increase its net sales. To the extent that significantly higher net sales do not result from MediaX's selling and marketing efforts, MediaX will be materially adversely affected. Under this scenario, MediaX may need to utilize additional common stock to fund its operations through the remainder of fiscal 2000. On April 2000,

MediaX entered into a private equity line of credit agreement with an investor to purchase an aggregate $6,000,000 of its common stock. Should MediaX fail to register the related shares with the SEC within the prescribed time frame, increase sales or raise the additional funds, MediaX will have insufficient funds for its intended operations and capital expenditures and will have a material adverse effect on MediaX's operating results. Accordingly, the accompanying financial statements have been presented under the assumption MediaX will continue as a going concern.

RESULTS OF OPERATIONS

        THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

        Net sales are composed of website design fees, marketing campaigns, membership dues, advertising, sponsorships, sale of artist specific merchandises, pre-recorded music and other entertainment-related products, net of returns and include outbound shipping and handling charges. To further promote the websites, MediaX occasionally offers free shipping and/or increases the discounts it offers to its customers which partially offset the positive effect of website design fees and marketing campaigns, membership dues, advertising and sponsorship revenue, which has a higher margin than product sales. Sales for the three months ended September 30, 2000 was $256,609 compared to $(14,645) for the same quarter last year. The change is attributable to increased website design and marketing campaigns and continued growth of MediaX's e-commerce site - amuZnet.com's customer base; repeat purchases from existing customers of its network of websites partially offset by decrease in membership dues which fluctuates depending on touring schedules of major artists.

        Cost and Operating Expenses are composed of operating and development expense, sales and marketing; and general and administrative expense. Operating and development expense consists primarily of payroll and related expenses for website design and management; network system and telecommunications infrastructure; Internet content creation and acquisitions; royalties; database license fees and cost of merchandise sold to customers, including product fulfillment and outbound shipping and handling charges. Operating and development expense was $472,958 for the three months ended September 30, 2000 compared to $300,029 for the corresponding period in 1999, an increase of 57.63%. The increase is attributable to estimated value of options granted in 2000 and 1999; increases attributable to payroll and associated costs related to website designs and enhancing the features and functionality of MediaX's network of websites; increased investment in Internet content, network and telecommunications infrastructure.

        Sales and marketing expense consists primarily of payments related to marketing agreements, advertising and promotion, as well as payroll and related expenses for personnel engaged in marketing and selling and credit card fees. Sales and marketing expense was $231,153 for the three months ended September 30, 2000, compared to $138,350 for the same quarter last year, an increase of 67.07%. The increase is attributable to the recognition of prepaid advertising; slight increase in payroll and related costs; and offset by decrease in public relations and promotion strategies.

        General and administrative expense consists of payroll and related expenses for personnel, professional fees, insurance and other general and corporate expenses. General and administrative expense was $321,653 for the three months ended September 30, 2000, compared to $325,367 for the three months ended September 30, 1999. The decrease is attributable to non-cash bad debt charge, loss due to write down of inventories in 1999 partially offset by an increase to payroll and related expenses, and other general and corporate expenses incurred in the current quarter.

        Total other income (expense) consists of interest income on cash equivalents and notes receivable, and interest expense associated with convertible debts and short-term borrowings. Total other expense was $54,629 for the three months ended September 30, 2000, compared to $936,868 for the corresponding period in 1999, a decrease of 94.1%. The decrease is attributable to beneficial and induced conversion of debt and debt issuance costs recognized in 1999 offset by a decrease in interest income earned from cash equivalents in the current quarter.

        Net Loss. As a result of the above factors, MediaX's net loss was $823,784 for the three months ended September 30, 2000 compared to a net loss of $1,715,259 for the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

        Sales for the nine months ended September 30, 2000 was $1,053,125 compared to $26,919 for the same period last year, an increase of 3812.19%. The change is attributable to increased website design and executed third party marketing campaigns and continued growth of MediaX's e-commerce site - amuZnet.com's customer base; repeat purchases from existing customers of its network of websites partially offset by decrease in membership dues which fluctuates depending on touring schedules of major artists.

        Cost and Operating Expenses are composed of operating and development expense, sales and marketing; and general and administrative expense. Operating and development expense was $1,216,786 for the nine months ended September 30, 2000 compared to $859,193 for the corresponding period in 1999. The increase is attributable to payroll and associated costs related to website designs and enhancing the features and functionality of MediaX's network of websites; increased investment in Internet content, network and telecommunications infrastructure and; amortization and recognition of a non-cash charge of $126,454 for options granted partially offset by a 1999 one-time non-cash charge of $345,600 for options granted to consultants for content acquisitions.

        Sales and marketing expense was $505,608 for the nine months ended September 30, 2000, compared to $378,878 for the same period in 1999. The increase is attributable to the recognition of prepaid advertising; slight increase in payroll and related costs; and offset by decrease in public relations and promotion strategies.

        General and administrative expense was $870,361 for the nine months ended September 30, 2000, compared to $2,462,008 for the nine months ended September 30, 1999. The decrease is attributable to a net 1999 non-cash charge of $1,714,018 for shares and options issued for services rendered partially offset by an increase to payroll and related expenses, and other general and corporate expenses incurred in the current year.

        Total other expense was $94,211 for the three months ended September 30, 2000, compared to $1,375,841 for the corresponding period in 1999. The decrease is attributable to beneficial and induced conversion of debt and debt issuance costs recognized in 1999 offset by an increase in interest income earned from cash equivalents in the current quarter.

        Net Loss. As a result of the these factors, MediaX's net loss was $1,633,841 for the nine months ended September 30, 2000 compared to $5,049,001 for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2000, MediaX had positive working capital of $517,025, as compared to a positive working capital of $1,087,082 at December 31, 1999. The decrease in working capital is attributed to purchases of fixed assets and payments of operating expenses during the nine months ended September 30, 2000.

        Net cash used in operating activities of $1,573,446 for the nine months ended September 30, 2000 was primarily attributed to a net loss of $1,633,841, offset by $44,853 non-cash charge for depreciation and amortization; a $141,691 non-cash charge for stock-based compensation for consulting services and common stock issued to employees and non-employees; $103,740 for accrued interest on convertible debt and on stockholder notes receivable; and change in operating assets and liabilities of $229,889. Net cash used in operating activities of $1,633,899 for the nine months ended September 30, 1999 was primarily attributable to a net loss $5,049,001, offset by $34,980 non-cash charge for depreciation and amortization; a $2,059,618 non-cash charge for stock-based compensation for consulting services and common stock issued to employees and non-employees; $1,066,462 for beneficial conversion and induced conversion of debt; amortization of debt issuance costs of $176,000 and $134,099 for accrued interest on convertible debt and on stockholder notes receivable; and change in other operating assets and liabilities of $56,057.

        Net cash used in investing activities was $135,083 for the nine months ended September 30, 2000 and consisted of advances from officer and purchases of fixed assets. Net cash used in investing activities was $240,160 for the nine months ended September 30, 1999 and consisted of acquisitions of intangible assets and purchases of fixed assets.

        Net cash provided by financing activities was $960,000 for the nine months ended September 30, 2000, and consisted of proceeds from subscription advances, sale of stock to investors and issuance of convertible notes payable. Net cash provided by financing activities was $3,465,360 for the nine months ended September 30, 1999, and consisted primarily of net proceeds from sale of stock to investors, subscription advances, exercise of options and warrants and issuance of convertible notes payable.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the three months ended September 30, 2000, an investor converted $104,973 of principal and accrued interest into 185,759 common shares, pursuant to a 5% convertible note entered into in 1999. Exemption from registration under the Securities Act of 1933, as amended ("Act"), is claimed for the sale of all the securities set forth above in reliance upon the exemption offered by Section 4(2) of the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        No matters were submitted to the security holders for a vote during the period covered by this report.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS.

               27 -- Financial Data Schedule.

        (b) REPORTS ON FORM 8-K.

            None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 20, 2000                        MEDIAX CORPORATION


                                               By: /s/ Nancy Poertner, President
                                                   -----------------------------
                                                       Nancy Poertner, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                       TITLE                        DATE
         ---------                       -----                        ----
/s/ Nancy Poertner                President, Secretary         November 20, 2000
------------------------------    and Director
    Nancy Poertner


/s/ Rainer Poertner               Chairman and Director        November 20, 2000
------------------------------
    Rainer Poertner


/s/ Matthew MacLaurin             Executive V.P. and           November 20, 2000
------------------------------    Director
    Matthew MacLaurin


/s/ Jacqueline Cabellon,CPA       Controller                   November 20, 2000
------------------------------    (Principal Accounting
    Jacqueline Cabellon           Officer)

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER                    DESCRIPTION
        -------                   -----------

          27               Financial Data Schedule